Form 10-Q
period 2025-06-30
Emmis Acquisition Corp.
filed 2025-11-04
CIK 2075816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-42861

Emmis Acquisition Corp.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1886130
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

515 E Las Olas Blvd, Suite 120, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

201-282-6717

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	EMIS	The NASDAQ Stock Market LLC
Rights, each right entitling the holder to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the initial business combination	EMISR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of November 4, 2025, there were 11,942,500 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EMMIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Interim Financial Statements
Condensed Balance Sheet as of June 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the three months ended and for the period from March 21, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the three months ended and for the period from March 21, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 21, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	16
Item 4. Controls and Procedures	16
Part II. Other Information
Item 1. Legal Proceedings	17
Item 1A. Risk Factors	17
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3. Defaults Upon Senior Securities	17
Item 4. Mine Safety Disclosures	17
Item 5. Other Information	17
Item 6. Exhibits	18
Part III. Signatures	19

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMMIS ACQUISITION CORP.

CONDENSED BALANCE SHEET

JUNE 30, 2025

(UNAUDITED)

ASSETS
Assets
Non-current assets:
Deferred offering costs	$61,500
Total non-current assets	61,500
Total Assets	$61,500

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities
Current liabilities:
Accrued offering costs	$50,000
Promissory note – related party	34,280
Total current liabilities	84,280
Total Liabilities	84,280

Commitments and Contingencies

Shareholder’s Deficit
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value per share; 200,000,000 shares authorized; no shares issued or outstanding	—
Class B ordinary shares, $0.0001 par value per share; 20,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)(2)	383
Share subscription receivable	(25,000)
Additional paid-in capital	24,617
Accumulated deficit	(22,780)
Total Shareholder’s Deficit	(22,780)
Total Liabilities and Shareholder’s Deficit	$61,500

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).
(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH
	JUNE 30, 2025	JUNE 30, 2025
General and administrative costs	$22,780	$22,780
Loss from operations	(22,780)	(22,780)

Net loss	$(22,780)	$(22,780)

Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	3,333,333	3,333,333

Basic and diluted net loss per Class B ordinary share	$(0.01)	$(0.01)

(1)	Excludes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).
(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED AND

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

	Class A Ordinary Shares		Class B Ordinary Shares		Share Subscription	Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance as of March 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B ordinary shares issued to Initial Shareholder(1)(2)	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2025	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	(22,780)	(22,780)
Balance at June 30, 2025	—	$—	3,833,333	$383	$(25,000)	$24,617	$(22,780)	$(22,780)

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).
(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH JUNE 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(22,780)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative costs paid through promissory note – related party	22,780
Net cash used in operating activities	—

Net Change in Cash	—
Cash – Beginning of period	—
Cash – End of period	$—

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$50,000
Deferred offering costs paid through promissory note – related party	$11,500

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Emmis Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on March 21, 2025. The Company was formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of June 30, 2025, the Company had not commenced any operations. All activity for the period from March 21, 2025 (inception) through June 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s Sponsor is Emmis Capital Sponsor LLC (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2025. On September 26, 2025, the Company consummated the Initial Public Offering of 11,500,000 units (a “Unit”, collectively the “Units”), which includes the full exercise by the underwriter of its over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share (the “Public Share”), and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (the “Public Right”).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 367,500 private placement units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”).

Transaction costs amounted to $2,316,412, consisting of $1,725,000 cash underwriting fee, and $591,412 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on September 26, 2025, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and a portion of the net proceeds from the sale of the Private Placement Units are held in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Company will provide its shareholders with the opportunity to redeem all or a portion of the Public Shares included in their Units sold in the Initial Public Offering upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially approximately $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s Units. The Class A ordinary shares subject to redemption are recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, Sponsor and other initial shareholders (collectively, the “Initial Shareholders”) have agreed to (a) vote their Founder Shares (as defined in Note 5) and any Public Shares held by them in favor of a Business Combination and (b) not to convert any shares (including Founder Shares) in connection with a shareholder vote to approve a Business Combination or sell any such shares to the Company in a tender offer in connection with a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and the Company does not conduct redemptions pursuant to the tender offer rules, a shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming their shares with respect to more than an aggregate of 15% of the Public Shares.

The Company will have until 18 months from the closing of the Initial Public Offering to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The proceeds deposited in the Trust Account could, however, become subject to claims of creditors. Therefore, the actual per-share redemption amount could be less than $10.00.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Initial Shareholders have agreed to (i) waive their redemption rights with respect to Founder Shares and any Public Shares they may acquire during or after the Initial Public Offering in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders an opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Shareholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination or liquidates within the Combination Period.

In order to protect the amounts held in the Trust Account, Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below $10.00 per share, except as to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s registered independent public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been no significant impact as of the date of this unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 26, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 2, 2025. The interim results for the period from March 21, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to June 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At June 30, 2025, the Company had no cash and a working capital deficit of $84,280.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business as the Company consummated its Initial Public Offering and the sale of the Private Placement Units on September 26, 2025. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements.   However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable.

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash or cash equivalents as of June 30, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A — “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Public Units between Class A ordinary shares and Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the Rights and then to the Class A ordinary shares. Offering costs allocated to the Class A ordinary shares were charged to temporary equity. Offering costs allocated to the Rights included in the Public Units and Private Placement Units were charged to shareholders’ equity as the Rights included in the Public Units and Private Placement Units after management’s evaluation were accounted for under equity treatment.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, no over-allotment option liability will be recognized in the Company’s balance sheet.

Rights

The Company accounted for the Public and Private Placement Rights (as defined in Notes 3 and 4) to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. There are no Public or Private Placement Rights currently outstanding as of June 30, 2025.

Net Loss per Class B Ordinary Share

Net loss per Class B ordinary share is computed by dividing net loss by the weighted average number of Class B ordinary shares outstanding during the period, excluding Class B ordinary shares subject to forfeiture. Weighted average Class B ordinary shares were reduced for the effect of an aggregate of 500,000 Class B ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). At June 30, 2025, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per Class B ordinary share is the same as basic loss per Class B ordinary share for the period presented.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Recently Issued Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on March 21, 2025, inception.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on September 26, 2025, the Company sold 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 1,500,000 Units, at a purchase price of $10.00 per Unit, generating gross proceeds of $115,000,000. Each Unit consists of one Class A ordinary share and one Public Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial Business Combination.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 367,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000. Each Private Placement Unit consists of one Class A ordinary share and one Private Placement Right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination. Of those 367,500 Private Placement Units, the Sponsor purchased 310,000 and I-Bankers purchased 57,500 Private Placement Units. Each Private Placement Unit is identical to the Units sold in the Initial Public Offering, except that it will not be redeemable, transferable, assignable or salable by the Sponsor until the completion of its initial Business Combination (except to certain permitted transferees).

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 30, 2025, the Company entered into a securities subscription agreement with the Sponsor, pursuant to which the Company agreed to issue 3,833,333 Class B ordinary shares (up to 500,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), for a consideration of $25,000, or approximately $0.007 per share. On June 27, 2025, the Sponsor issued a promissory note to the Company for the principal amount of $25,000 for the issuance of the founder shares which is recorded as share subscription receivable in the unaudited condensed balance sheet. The Company received the payment of $25,000 from the Sponsor on August 27, 2025.   Borrowings under the promissory note amounting to $25,000 are no longer available. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise of the over-allotment option by the underwriter, the 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares.

Administrative Services Agreement

The Company has agreed, commencing on September 24, 2025, the effective date the Company’s Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. As of June 30, 2025, the Company did not incur any fees for these services.

Promissory Note — Related Party

On June 17, 2025, pursuant to a promissory note, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2026 or the closing of the Initial Public Offering. As of June 30, 2025, the Company has $34,280 borrowings under the promissory note. At the Initial Public Offering, the Company repaid the outstanding borrowings of the Company amounting to $152,114 under the promissory note. Loans under this note are no longer available.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2025, there are no Working Capital Loans outstanding.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units (and its component securities) and Private Placement Units (and its component securities) that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 1,500,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. On September 26, 2025, the underwriter fully exercised its over-allotment option of 1,500,000 Units.

The underwriter was entitled to a cash underwriting discount of $1,725,000, which was paid in cash at the closing of the Initial Public Offering.

Business Combination Marketing Agreement

The Company has engaged the Representative as advisor in connection with the Business Combination. Upon a successful Business Combination, the Company will pay the Representative, a Business Combination Marketing fee equal to 3% of the remaining Trust balance upon Business Combination, subject to a minimum of $1,000,000.

Representative Shares

The Company issued to the underwriter and/or its designees Representative Shares comprising 75,000 ordinary shares as representative compensation. The underwriter has agreed that Representative Shares shall be subject to the lock-up provisions of not transferring its Representative Shares (other than permitted transferees) until six months after the completion of an initial Business Combination. In addition, the underwriter has agreed with respect to the Representative Shares, (i) to vote for at a shareholder meeting to approve a Business Combination or any amendment to the Company’s post-offering amended and restated memorandum and articles of association to modify the substance or timing of its obligation to allow redemptions in connection with a Business Combination, (ii) to waive their redemption rights with respect to such shares until the completion of the Business Combination, in connection with the completion of the Company’s initial Business Combination or a shareholder vote to approve an amendment to the Company’s post-offering amended and restated memorandum and articles of association to modify the substance or timing of the its obligation to allow redemptions in connection with a Business Combination, and (iii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the timeline provided in the Company’s post-offering amended and restated memorandum and articles of association.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

The Representative Shares have been deemed compensation by FINRA and are therefore subject to a lock-up for a period of 180 days immediately following the date of the commencement of sales in the Initial Public Offering pursuant to FINRA Rule 5110(e)(1). Pursuant to FINRA Rule 5110(e)(1), these securities will not be the subject of any hedging, short sale, derivative, put or call transaction that would result in the economic disposition of the securities by any person for a period of 180 days immediately following the effective date of the registration statement of which the Initial Public Offering forms a part, nor may they be sold, transferred, assigned, pledged or hypothecated for a period of 180 days immediately following the effective date of the registration statement of which the Initial Public Offering forms a part except to any underwriter and selected dealer participating in the Initial Public Offering and their officers, partners, registered persons or affiliates.

The underwriter and/or its designees have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 12 months from the closing of the Initial Public Offering.

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares as of June 30, 2025.

Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a right will automatically receive one-tenth (1/10) of one ordinary share upon consummation of the initial Business Combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman law. In the event the Company is not the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-tenth (1/10) of one ordinary share underlying each right upon consummation of the Business Combination. If the Company is unable to complete the initial Business Combination within the required time period and the Company will redeem the public shares for the funds held in the Trust Account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

As of June 30, 2025, there are no rights outstanding.

NOTE 8 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their unaudited condensed financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the unaudited condensed balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

JUNE 30,
2025
Deferred offering costs	$61,500

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2025

(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH
	JUNE 30, 2025	JUNE 30, 2025
General and administrative costs	$22,780	$22,780

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of deferred costs incurred to assess if these are in line with the planned use of proceeds to be raised from the Initial Public Offering.

NOTE 9 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to November 10, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

On September 24, 2025, the Company entered into an agreement with the Sponsor to pay an aggregate of $10,000 per month for office space, administrative and shared personnel support services.

The registration statement for the Company’s Initial Public Offering was declared effective on September 24, 2025. On September 26, 2025, the Company consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriters of their over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of an aggregate of 367,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000.

On September 26, 2025, the underwriters were paid in cash an underwriting discount of $1,725,000 at the closing of the Initial Public Offering. Additionally, the Company has engaged the Representative as advisor in connection with the Business Combination. Upon a successful Business Combination, the Company will pay the Representative, a Business Combination Marketing fee equal to 3% of the remaining Trust balance upon Business Combination, subject to a minimum of $1,000,000.

On September 26, 2025, the total outstanding borrowings of $152,114 under the promissory note have been paid simultaneously with the closing of the Initial Public Offering. Loans under the promissory note are no longer available.

On October 15, 2025, the Company issued a press release announcing that, effective October 22, 2025, the Company’s units will no longer trade and that the Company’s Class A ordinary shares and rights, which together comprise the units, will commence trading separately. The Class A ordinary shares and rights will be listed on The Nasdaq Global Market under the symbols “EMIS” and “EMISR”, respectively. The unit separation is mandatory and automatic, and no action is required by holder of units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Emmis Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Emmis Capital Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on March 21, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified (a “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 21, 2025 (inception) through June 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2025, we had a net loss of $22,780, which consisted of general and administrative costs.

For the period from March 21, 2025 (inception) through June 30, 2025, we had a net loss of $22,780, which consisted of general and administrative costs.

Liquidity and Capital Resources

Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of shares of Class B ordinary shares, par value $0.0001 per share, by the Sponsor and loans from the Sponsor.

Subsequent to the quarterly period covered by this Quarterly Report on Form 10-Q, on September 26, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 367,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000.

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Units, a total of $115,000,000 was placed in the Trust Account. We incurred $2,316,412 transaction costs, consisting of $1,725,000 cash underwriting fee, and $591,412 of other offering costs.

For the period from March 21, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $22,780 and payment of general and administrative costs through promissory note – related party of $22,780 for operating activities.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement with the Sponsor or an affiliate to pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

The underwriter was entitled to a cash underwriting discount of $1,725,000, which was paid in cash at the closing of the Initial Public Offering.

We have engaged the Representative as advisor in connection with the Business Combination. Upon a successful Business Combination, the Company will pay the Representative, a Business Combination Marketing fee equal to 3% of the remaining Trust balance upon business combination, subject to a minimum of $1,000,000.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2025, we did not have any critical accounting estimates to be disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2025.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our final prospectus for its Initial Public Offering filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no sales of unregistered securities during the quarterly period covered by this Quarterly Report. Subsequent to the quarterly period covered by this Quarterly Report, on September 26, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 367,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000.

The Private Placement Units are identical to the Units underlying the Units sold in the Initial Public Offering, except that the Private Placement Units are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering and the proceeds of the sale of the Private Placement Units, an aggregate of $115,000,000 was placed in the Trust Account.

We paid a total of $2,316,412 transaction costs, consisting of $1,725,000 cash underwriting fee, and $591,412 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMMIS ACQUISITION CORP.

Date: November 4, 2025	By:	/s/ Peter Goldstein
	Name:	Peter Goldstein
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ David Lowenstein
	Name:	David Lowenstein
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)