Form 10-Q
period 2025-09-30
Emmis Acquisition Corp.
filed 2025-11-13
CIK 2075816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2025

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

As of November 13, 2025, there were 11,942,500 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EMMIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheet as of September 30, 2025 (Unaudited)	1
Condensed Statements of Operations for the three months ended and for the period from March 21, 2025 (Inception) through September 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Deficit for the three months ended and for the period from March 21, 2025 (Inception) through September 30, 2025 (Unaudited)	3
Condensed Statement of Cash Flows for the period from March 21, 2025 (Inception) through September 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMMIS ACQUISITION CORP.

CONDENSED BALANCE SHEET

SEPTEMBER 30, 2025

(UNAUDITED)

ASSETS
Assets
Current assets:
Cash	$1,446,437
Due from sponsor	19,110
Total current assets	1,465,547
Non-current assets:
Cash and marketable securities held in Trust Account	115,025,412
Total non-current assets	115,025,412
Total Assets	$116,490,959

LIABILITIES AND SHAREHOLDER’S DEFICIT
Liabilities
Current liabilities:
Accrued expense	$77,621
Accrued offering costs	122,098
Total current liabilities	199,719
Total Liabilities	199,719

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.00 per share	115,025,412

Shareholder’s Equity
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value per share; 200,000,000 shares authorized; 442,500 shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption	45
Class B ordinary shares, $0.0001 par value per share; 20,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)(2)	383
Additional paid-in capital	1,357,748
Accumulated deficit	(92,348)
Total Shareholder’s Equity	1,265,828
Total Liabilities and Shareholder’s Equity	$116,490,959

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH
	SEPTEMBER 30, 2025	SEPTEMBER 30, 2025
General and administrative costs	$94,980	$117,760
Loss from operations	(94,980)	(117,760)
Other income:
Interest earned on marketable securities held in Trust Account	25,412	25,412
Other income, net	25,412	25,412

Net loss	$(69,568)	$(92,348)

Basic and diluted weighted average Class A ordinary shares outstanding	524,945	247,513
Basic and diluted net loss per Class A ordinary share	(0.02)	(0.03)
Basic and diluted weighted average Class B ordinary shares outstanding (1)(2)	3,355,311	3,343,696
Basic and diluted net loss per Class B ordinary share	$(0.02)	$(0.03)

(1)	Excludes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE THREE MONTHS ENDED AND

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

								Total
	Class A		Class B		Share	Additional		Shareholder’s
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance as of March 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B ordinary shares issued to Initial Shareholder(1)(2)	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2025	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	(22,780)	(22,780)
Balance at June 30, 2025	—	—	3,833,333	383	(25,000)	24,617	(22,780)	(22,780)
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(4,352,152)	—	(4,352,152)
Sale of 367,000 Private Placement Units	367,500	37	—	—	—	3,674,963	—	3,675,000
Fair value of representative shares deferred until IPO	75,000	8	—	—	—	—	—	8
Fair value of rights included in Public units	—	—	—	—	—	2,070,000	—	2,070,000
Allocated value of transaction costs to Class A shares	—	—	—	—	—	(59,680)	—	(59,680)
Receipt of proceeds for the issuance of founder shares	—	—	—	—	25,000	—	—	25,000
Net loss	—	—	—	—	—	—	(69,568)	(69,568)
Balance at September 30, 2025	442,500	$45	3,833,333	$383	$—	$1,357,748	$(92,348)	$1,265,828

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

(UNAUDITED)

Cash Flows from Operating Activities:
Net loss	$(92,348)
Adjustments to reconcile net loss to net cash used in operating activities:
Payment of operation costs through promissory note	40,139
Interest earned on marketable securities held in Trust Account	(25,412)
Changes in operating assets and liabilities:
Accrued expenses	77,621
Net cash provided by operating activities	-
Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)
Cash Flows from financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	113,275,000
Proceeds from sale of Private Placement Units	3,675,000
Due from Sponsor	(19,110)
Proceeds from promissory note - related party	(152,113)
Payment of offering costs	(357,340)
Net cash provided by financing activities	116,446,437

Net Change in Cash	1,446,437
Cash – Beginning of period	—
Cash – End of period	$1,446,437

Supplemental Disclosure of Noncash Activities:
Deferred offering costs included in accrued offering costs	$111,974
Offering costs included in accrued offering costs	$122,098
Accretion of Class A ordinary shares to redemption value	$4,352,144

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of September 30, 2025, the Company had not commenced any operations. All activity for the period from March 21, 2025 (inception) through September 30, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SEPTEMBER 30, 2025

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

SEPTEMBER 30, 2025

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on September 26, 2025, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on October 2, 2025. The interim results for the period from March 21, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Liquidity and Capital Resources

The Company’s liquidity needs up to September 30, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At September 30, 2025, the Company had $1,446,437 cash and had a working capital surplus of $1,265,828.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the unaudited condensed financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,446,437 in cash and no cash equivalents as of September 30, 2025.

Marketable Securities Held in Trust Account

At September 30, 2025, substantially all of the assets in the Trust Account amounting to $115,025,412 were held in money market funds which invest in U.S. Treasury securities. Interest earned on marketable securities held in Trust Account for the three months ended September 30, 2025, and for the period from March 21, 2025 (inception) through September 30, 2025 is $25,412.

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

SEPTEMBER 30, 2025

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Rights

The Company accounted for the Public and Private Placement Rights (as defined in Notes 3 and 4) to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. There are no Public or Private Placement Rights currently outstanding as of September 30, 2025.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net loss per ordinary share.

The following table reflects the calculation of basic and diluted net loss per ordinary share:

	Three Months Ended		For the Period from March 21, 2025 (Inception) Through
	September 30, 2025		September 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share
Numerator:
Allocation of net loss	$(9,412)	$(60,156)	$(6,365)	$(85,983)
Denominator
Basic and diluted weighted average ordinary shares outstanding	524,945	3,355,311	247,513	3,343,696
Basic and diluted net income per ordinary share	$(0.02)	$(0.02)	$(0.03)	$(0.03)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of September 30, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,070,000)
Class A ordinary shares issuance cost	(2,256,740)
Plus:
Remeasurement of carrying value to redemption value	4,326,740
Class A Ordinary Shares subject to possible redemption, September 26, 2025	115,000,000
Plus:
Remeasurement of carrying value to redemption value	25,412
Class A Ordinary Shares subject to possible redemption, September 30, 2025	$115,025,412

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

Administrative Services Agreement

The Company has agreed, commencing on September 24, 2025, the effective date the Company’s Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. As of September 30, 2025, the Company incur $2,333 in fees for these services, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheet.

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

Due from Sponsor

On September 30, 2025 the Sponsor received $19,110 in excess of the amount due to be repaid on the promissory note. As such the Company has recorded a due from Sponsor on the unaudited condensed balance sheet for this amount.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2025, there are no Working Capital Loans outstanding.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025, there were 442,500 Class A ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares as of September 30, 2025.

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

As of September 30, 2025, there are a total of 11,867,500 rights outstanding.

NOTE 8 — FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities).

The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on as of September 30, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025
Assets:
Marketable securities held in Trust account	1	$115,025,412

The fair value of the Public Rights issued in the Initial Public Offering is $2,070,000, or $0.18 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Share Rights issued in the Initial Public Offering:

September 26, 2025
Expected term to De-SPAC (Years)	$1.50
Probability of De-SPAC and instrument-specific market adjustment	18.0%
Risk-free rate (continuous)	$3.63
Implied share price	$9.82

NOTE 9 — SEGMENT INFORMATION

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

(UNAUDITED)

SEPTEMBER 30,
2025
Accrued offering costs	$122,098

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH
	SEPTEMBER 30, 2025	SEPTEMBER 30, 2025
General and administrative costs	$94,980	$117,760

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

The CODM reviews the position of total assets available with the company to assess if the Company has sufficient resources available to discharge its liabilities. The CODM is provided with details of cash and liquid resources available with the Company. Additionally, the CODM regularly reviews the status of accrued costs incurred to assess if these are in line with the planned use of proceeds to be raised from the Initial Public Offering.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to November 13, 2025, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 21, 2025 (inception) through September 30, 2025 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. Subsequent to the Initial Public Offering, we generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2025, we had a net loss of $69,568, which consists of operating costs of $94,980, offset by interest income on marketable securities held in the Trust Account of $25,412.

For the period from March 21, 2025 (inception) through September 30, 2025, we had a net loss of $92,348, which consists of operating costs of $117,760, offset by interest income on marketable securities held in the Trust Account of $25,412.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $115,000,000 was placed in the Trust Account. We incurred $2,316,412 in Initial Public Offering related costs, consisting of $1,725,000 cash underwriting fee, and $591,412 of other offering costs.

For the period from March 21, 2025 (inception) through September 30, 2025, cash provided by operating activities was $1. Net loss of $92,348 was affected by interest earned on marketable securities held in the Trust Account of $25,412 and payment of operation costs through promissory note of $40,140. Changes in operating assets and liabilities provided $77,621 of cash for operating activities.

As of September 30, 2025, we had marketable securities held in the Trust Account of $115,025,412 (including approximately $25,412 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2025, we had cash of $1,446,437. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of September 30, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended September 30, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2025, we consummated the Initial Public Offering of 11,500,000 Units, which includes the full exercise by the underwriter of its over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000 I-Bankers Securities, Inc. acted as sole book-running manager and IB Capital LLC acted as co-manager, of the Initial Public Offering. The securities in the offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-288530). The Securities and Exchange Commission declared the registration statements effective on September 26, 2025.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate of 367,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000. Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and one right entitling the holder thereof to receive one tenth (1/10) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Warrants are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

On September 26, 2025, the underwriters exercised their over-allotment option in full, resulting in the sale of an additional 1,500,000 Units for gross proceeds of $115,000,000. In connection with the underwriters’ exercise of their over-allotment option, the Company also consummated the sale of an additional 367,500 Private Placement Units at $10.00 per Private Placement Unit, generating total proceeds of $3,675,000. A total of $115,000,000 was deposited into the Trust Account.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement Units, an aggregate of $115,000,000 was placed in the Trust Account.

We paid a total of $2,316,412, consisting of $1,725,000 cash underwriting fee, and $591,412 of other offering costs and expenses related to the Initial Public Offering.

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

EMMIS ACQUISITION CORP.

Date: November 13, 2025	By:	/s/ Peter Goldstein
	Name:	Peter Goldstein
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ David Lowenstein
	Name:	David Lowenstein
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)