Form 10-K
period 2025-12-31
Emmis Acquisition Corp.
filed 2026-03-27
CIK 2075816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Emmis Acquisition Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-42861	98-1886130
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

515 E Olas Blvd, Suite 120, Fort Lauderdale, Florida	33301
(Address of principal executive offices)	(Zip Code)

(201) 282-6717

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Ordinary shares, par value $0.0001 per share	EMIS	The Nasdaq Stock Market LLC
Rights, each Right to acquire one-tenth (1/10) of one Ordinary Share	EMISR	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The registrant was not a public company as of June 30, 2025 and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

As of March 27, 2026, there were 11,942,500 Class A ordinary shares, $0.0001 par value, and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

i

PART I

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial business combination;

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described in the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

ITEM 1. BUSINESS

Overview

Emmis Acquisition Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company whose business purpose is to effect a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this prospectus as our initial business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us. We have generated no revenues to date and we do not expect that we will generate operating revenues at the earliest until we consummate our initial business combination.

While we may pursue an initial business combination opportunity in any geography, industry or sector, we intend to capitalize on the ability of our management team to identify, acquire and operate a business or businesses that can benefit from our management team’s established global relationships, sector expertise and active management, operating and capital market experiences, particularly as related to industrial and business services, manufacturing, transportation, and/or distribution and/or technology businesses.

Our primary objective is to acquire a high-quality business, or multiple emerging growth companies with demonstrable revenues, EBITDA and compelling growth opportunities that can generate attractive, risk-adjusted returns for shareholders. To that end, our acquisition and value creation strategy is to leverage the experience and expertise of our team to identify, acquire, and, after our initial business combination, enhance the growth, cost structure and/or competitive positioning of a targeted company or multiple companies.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we shall focus on businesses domiciled in North America and Southeast Asia. Further, our efforts to identify a prospective target business will not be limited to any characteristics, although we expect to favor potential services manufacturing and/or distribution oriented target companies with certain characteristics which include, but are not limited to, demonstrable revenues, EBITDA and compelling growth opportunities positive long term growth prospects, competitive advantages, consolidation and operational improvement opportunities and attractive margins or the potential for attractive margins. While we may pursue a business combination outside of industrial and business services, manufacturing, transportation, and/or distribution and/or technology businesses, we believe our focus best combines the expertise and experience of our management team with a sector that offers attractive investment opportunities.

We have generated no revenues to date and we do not expect that we will generate operating revenues until, at the earliest, we consummate our initial business combination. Our management team is continuously made aware of potential business opportunities, one or more of which we may desire to pursue for an initial business combination. However, we have not selected any specific target business and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any target business with respect to an initial business combination with us.

On September 26, 2025, we consummated our initial public offering (“IPO”) of 11,500,000 units (the “Units”), including the purchase by the underwriters of 1,500,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $115,000,000. Each Unit consisted of one Class A ordinary share of the Company, and one right to receive one-tenth (1/10) of one Class A ordinary share upon the consummation of the Company’s initial business combination (each, a “Share Right”).

Simultaneously with the closing of the IPO, pursuant to the Sponsor Private Placement Units Purchase Agreement and the Representative Private Placement Units Purchase Agreement, we completed the private sale of an aggregate of 367,500 units (the “Private Placement Units”) to Emmis Capital Sponsor, LLC, our sponsor, and to- I-Bankers Securities, Inc. (“I-Bankers”) at a price of $10.00 per Private Placement Unit. The Private Placement Units (and underlying securities) are identical to the units included in the Units sold in the IPO, except as otherwise disclosed in the prospectus for the IPO. No underwriting discounts or commissions were paid with respect to such sale.

The Company also issued to I-Bankers (or its designees) 75,000 Class A ordinary shares as Representative Shares.

A total of $115,000,000 of the proceeds from the IPO and the sale of the Private Placement Units was placed in a U.S.-based trust account maintained by Equiniti Trust Company LLC, acting as trustee, with the remaining $3,675,500 of proceeds from the Private Placement Units going to the Company’s working capital account (a portion of which was used to pay offering expenses). Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes and up to $100,000 for winding up and dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of the Company’s public shares if it is unable to complete its initial business combination within 24 months from the closing of the IPO (or by such earlier liquidation date as the Company’s board of directors may approve), subject to applicable law, and (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to modify the substance or timing of its obligation to redeem 100% of the Company’s public shares if it has not consummated an initial business combination within 18 months from the closing of the IPO or with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity.

Each unit consists of one Class A ordinary share and one right. Each right entitles the holder to receive one-tenth (1/10) of one Class A ordinary share upon the completion of an initial business combination. Following the separation of the units, the Class A ordinary shares and rights trade separately on Nasdaq under the symbols “EMIS” and “EMISR,” respectively.

Our Management Team

We believe a successful management team operating an acquisition vehicle within our category of interest must possess at least four key areas of expertise to be successful.

1.	Financial Expertise, including the ability to generate transaction ideas, source prospects, understand and manage risk, structure opportunities, finance transactions, execute deals, and deliver financial results.

2.	Acquisition Expertise, including the ability and professional service relationships to source, evaluate, due diligence, value and legally structure cross country mergers and/or acquisitions and to effectively integrate and operate businesses in the public market domain.

3.	Capital Markets Expertise, including the leveraging of deep US public market and senior exchange listing knowledge and relationships, combined with strong capabilities across private equity and debt markets. This is complemented by a solid local presence in the Asia-Pacific region to enhance foreign target sourcing and facilitate efficient transaction execution

4.	Human Capital Expertise, including the ability to recruit, manage, engage, and develop world-class talent.

Our management team is led by our Chairman of the Board of Directors and Chief Executive Officer, Peter Goldstein, and our Chief Financial Officer and director, David Lowenstein.

Mr. Goldstein is a capital markets strategist and serial entrepreneur with over 30 years of leadership across public and private companies. As a seasoned C-suite executive, founder, and investment banker, he brings deep expertise in IPO execution, cross-border M&A, and public company governance. Goldstein has built and led multiple ventures through market cycles, earning recognition as a trusted voice navigating the evolving landscape of Wall Street and global finance. He is the founder and CEO of Exchange Listing, LLC, guiding emerging growth companies through senior exchange listings on Nasdaq and NYSE. He is also the founder and CEO of Emmis Capital, a bridge capital fund for financing growth companies listing on Nasdaq and NYSE. He previously founded and led Grandview Capital, a FINRA-registered investment bank focused on high-impact capital formation for entrepreneurial growth Companies.

Mr. Lowenstein is a senior executive with broad experience scaling businesses from start-up to IPO and subsequent public and private market success and has particularly strong expertise in mergers and acquisitions, strategic planning as well as both public and private financing and has served on the boards of several public companies. Mr. Lowenstein was a Co-Founder, Director and Consultant at SOURCECORP (NASDAQ: SRCP) and served in various senior management positions. Mr. Lowenstein was also previously a Director and Audit Chair of Cricket Media (TSX.V: CKT), Board Chairman, Chair of the Compensation and Nominating committees, and Audit committee member of The Princeton Review (NASDAQ: REVU) and has also been a director of CAPITAL ENVIRONMENTAL SERVICES INC. (NASDAQ: CERI).

Anna C Mallon is the founder and host of Global Investor Circles since 2024. She is also the founder and CIO of ExitPath Ventures since April 2024, as well as founder, VC lead and investor at S2L Ventures since 2016. Previously, she was the venture capital and startups lead at Amazon Web Services from January 2020 to October 2023 and the Pre-VC startups and ecosystem lead there from January 2020 to August 2023. She was the founding director, corporate L&D at The Creative Experience from MONTH, 2013 to MONTH, 2021. Ms. Mallon holds a B.A(Hons) from The Open university and an executive MBA from the Fox School of Business at Temple University. We believe that Ms. Mallon’s extensive experience with raising capital and assisting venture capital and startups makes her an ideal fit for our Board.

Low Koon Poh has been a director in IPO Partners Limited since July 2014 and the managing partner at KL Management Services since November 2002. He has also served as an independent director on the board of Advance Health Intelligence Limited since July 2020. He was executive chairman and chief executive officer of Medi Lifestyle Limited from June 2019 to February 2024 as well as an independent director on the board of Catalano Seafood Limited from March 2021 to October 2023. He is also a member of the Association of Chartered Certificate Accountants since 1998 and the Malaysian Institute of Accountants since 1999. He previously completed education at Kolej Damansara Utama and Sek. Men. Taman SEA. We believe that Mr. Low’s extensive experience with corporate organizations as well as his international experience makes him an ideal fit for our Board.

Seth Farbman is the founder, chairman and president of VStock Transfer LLC since January 2011. He is also the founder of Share Media, LLC since January 2023, and co-chairman of vCheck Global LLC since January 2013. Mr. Farbman was also the co-founder of eSignatureGuarantee LLC from December 2015 to July 2025 and Vcorp Services from April 2008 to October 2016. He holds a B.A from Yeshiva University and J.D. from Cardozo School of Law. We believe that Mr. Farbman’s vast experience with to be listed and listed companies makes him an ideal fit for our Board.

Acquisition Criteria

While we may pursue an acquisition opportunity in any business, industry, sector, or geographic location, we intend to focus our efforts on businesses domiciled in Southeast Asia and North America. We believe this focus will allow us to leverage the industry knowledge, operational expertise, and extensive networks of our officers, directors, and affiliates of our sponsor. Accordingly, we expect to concentrate on target companies primarily within the service, manufacturing, and distribution sectors, including but not limited to industrial, business, educational, financial, healthcare, and software services.

Further, our efforts to identify a prospective target business is not limited to any characteristics, although we expect to favor potential target companies with certain characteristics which include, but are not limited to, demonstrable revenues, EBITDA and compelling growth opportunities positive long term growth prospects, competitive advantages, consolidation opportunities, recurring or predictable revenue or the potential for recurring revenue, opportunities for operational improvement and attractive margins or potentially attractive profit margins.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. A potential target company may not have all or any of the characteristics described above.

Initial Business Combination

So long as we obtain and maintain a listing for our Class A ordinary shares on Nasdaq, we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. Our board of directors will make the determination as to the fair market value of our initial business combination. If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We could raise additional proceeds to complete our initial business combination by issuing a class of equity or equity-linked securities in a private placement. The amount and other terms and conditions of any such private placement would be determined at the time thereof. We are not obligated to make any private placement and may determine not to do so. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such private placement would result in an adjustment to the conversion ratio such that the founder shares would continue to represent 20% of the sum of the total number of all ordinary shares issued and outstanding upon completion of our IPO (not including the private placement shares) plus all shares issued in the private placement, unless the holders of a majority of the then-issued and outstanding Class B ordinary shares agree to waive such adjustment with respect to the private placement at the time thereof. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such private placement would agree to waive such adjustment to the conversion ratio. They may waive such adjustment due to (but not limited to) the following: (i) closing conditions which are part of the agreement for our initial business combination; (ii) negotiation with Class A shareholders on structuring an initial business combination; or (iii) negotiation with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares. If such adjustment is not waived, the private placement would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the private placement would reduce the percentage ownership of holders of both classes of our ordinary shares.

We anticipate structuring our initial business combination either (i) in such a way so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses, or (ii) in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. If the initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable. So long as we obtain and maintain a listing for our Class A ordinary shares on Nasdaq, we would be required to comply with such 80% rule.

We do not believe we will need to raise additional funds in order to meet our anticipated operating expenses. However, if our estimates of the costs of identifying a target business, undertaking due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement shares, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to any forward purchase agreements or backstop agreements we may enter into. Any such additional financing may cause material dilution to the holders of our public shares. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Our Business Combination Process

In evaluating prospective business combinations, we expect to conduct a thorough due diligence review that will encompass, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors (if applicable), on-site inspection of facilities and assets to the extent possible, document reviews, as well as a review of financial, operational, legal and other information which will be made available to us and which we deem appropriate. We will also utilize our expertise and our sponsor’s expertise in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations.

We expect to encounter intense competition from other entities, including private investors (which may be individuals, investment partnerships or other entities), other SPACs and other entities seeking to acquire businesses with characteristics similar to those described herein. In recent years, the number of SPACs that have been formed has increased substantially. Because there are more SPACs seeking to enter into initial business combinations with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms, which could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. The low price that our sponsor, executive officers and directors (directly or indirectly) paid for the founder shares creates an incentive whereby our officers and directors could potentially make a substantial profit even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. If we are unable to complete our initial business combination within the completion window, or by such earlier liquidation date as our board of directors may approve, the founder shares and private placement units (and the securities comprising such units) may expire worthless, except to the extent they receive liquidating distributions from assets outside the trust account, which could create an incentive for our sponsor, executive officers and directors to complete a transaction even if we select an acquisition target that subsequently declines in value and is unprofitable for public shareholders. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As such, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial business combination.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Potential Additional Financings

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. If we raise additional funds through equity or convertible debt issuances, our public shareholders may suffer significant dilution and these securities could have rights that rank senior to our public shares. If we raise additional funds through the incurrence of indebtedness, such indebtedness would have rights that are senior to our equity securities and could contain covenants that restrict our operations. Further, as described above, due to the anti-dilution rights of our founder shares, our public shareholders may incur material dilution. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Sponsor Information

Our sponsor, Emmis Capital Sponsor LLC, is a Delaware limited liability company, which was recently formed to invest in our company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our company. Peter Goldstein is the sole managing member of Emmis Capital Sponsor LLC and holds voting and investment discretion with respect to the ordinary shares held of record by the sponsor. Peter Goldstein, our CEO and director, will receive an indirect interest in approximately 1,595,667 of our founder shares and 60,000 of our private placement units to be purchased by the sponsor.

In addition, our officers and directors have received for their services as an officer and/or director an indirect interest in the founder shares through membership interests in our sponsor. David Lowenstein, our CFO and director, will receive an indirect interest in approximately 393,889 of our founder shares. Anna C Mallon, Low Koon Poh and Seth Farbman, our independent directors. will each receive an indirect interest in 35,000 founder shares. Certain members of our sponsor, including Mr. Lowenstein, Ms. Mallon and Mr. Poh are non U.S persons.

Other third-party accredited investors with pre-existing business relationships with our management team have an indirect interest in our founder shares and private placement units purchased by the sponsor through membership interests in Emmis Capital Sponsor LLC, but other than Mr. Goldstein, no other person has a direct or indirect material interest in our sponsor. Other than members of our management team who are members of our sponsor, none of the other members of our sponsor will participate in our company’s activities. Other than Mr. Goldstein, no other member will have the right to control the sponsor or participate in any decision regarding the disposal of any security held by the sponsor, or otherwise.

Combination Targets

We believe our management team’s significant operating and transaction experience and relationships will provide us with a substantial number of potential initial business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring and financing businesses, the reputation of our management team and advisors for integrity and fair dealing with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

This network has provided our management team with a flow of referrals that has resulted in numerous transactions which were proprietary or where a limited group of investors were invited to participate in the sale process. We believe that the network of contacts and relationships of our management team will provide us important sources of investment opportunities. In addition, we anticipate that target business combination candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our management team and our independent directors directly or indirectly own founder shares and/or private placement units and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.  In the event they become involved in other SPACs seeking initial business combinations, our sponsor, officers and directors may have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. If any of our sponsor, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. Notwithstanding the foregoing, it is currently expected that, with respect to acquisition opportunities, our Company will have priority over any other SPACs with which our sponsor, officers or directors become involved until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed initial business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial business combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30th.

In addition, prior to the consummation of a business combination, only holders of our Class B ordinary shares will have the right to vote on the appointment or removal of directors. As a result, Nasdaq will consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power for the appointment of directors is held by an individual, group or another company is a “controlled company” and may elect to utilize exemptions from certain of Nasdaq’s corporate governance requirements. We intend to utilize one or more of these exemptions, including that we will not select director nominees through either (i) a vote solely of independent directors or (ii) a nominations committee comprised solely of independent directors. Accordingly, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Financial Position

With funds available for a business combination initially in the amount of $111,550,000, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting our initial business combination

General

We will not engage in any operations for an indefinite period of time following our IPO. We intend to effectuate our initial business combination using cash from the proceeds of our IPO and the private placement of the private placement units, the proceeds of the sale of our shares in connection with our initial business combination (including pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, other securities issuances, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies, or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement units, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers and private investment funds. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our IPO and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by applicable law or stock exchange listing requirements or we choose to seek shareholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether shareholder approval is currently required under Cayman Islands law for each such transaction.

Type of Transaction	Whether Shareholder Approval is Required
Purchase of assets	No
Purchase of stock, shares or other equity interests of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	Any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to: (i) the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company; (ii) the expected cost of holding a shareholder vote; (iii) the risk that the shareholders would fail to approve the proposed business combination; (iv) other time and budget constraints of the company; and (v) additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or units in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers, advisors and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers, advisors and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or Share Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Share Rights outstanding and/or increase the likelihood of approval on any matters submitted to the Share Rights holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates anticipate that they may identify the shareholders with whom our sponsor, initial shareholders, directors, officers, advisors and their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, initial shareholders, directors, officers, advisors and their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the general meeting related to our initial business combination. Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our sponsor, initial shareholders, directors, officers, advisors and their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Risk Factors — If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Share Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Share Rights.”

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the business combination marketing fees we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules), as described above under the heading “Shareholders May Not Have the Ability to Approve Our Initial Business Combination.” Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company (other than with a 90% subsidiary of ours) and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with Nasdaq’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above are contained in provisions of our amended and restated memorandum and articles of association and will apply whether or not we maintain our registration under the Exchange Act or our listing on Nasdaq. Such provisions may be amended if approved by a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, so long as we offer redemption in connection with such amendment.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a general meeting, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. A quorum for such meeting will be present if the holders of at least one third of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after our IPO (including in open market and privately-negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association vote their shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. In addition, prior to the closing of our initial business combination, only holders of our Class B ordinary shares (i) will have the right to vote to appoint and remove directors prior to or in connection with the completion of our initial business combination and (ii) will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These quorum and voting thresholds, and the voting agreement of our sponsor, officers and directors, may make it more likely that we will consummate our initial business combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or vote against the proposed transaction, or whether they do not vote or abstain from voting on the proposed transaction, or whether they were a public shareholder on the record date for the general meeting held to approve the proposed transaction.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

Upon the public announcement of our initial business combination, if we elect to conduct redemption pursuant to the tender offer rules, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed initial business combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares.

Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our IPO without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Delivering Share Certificates in Connection with the Exercise of Redemption Rights

As described above, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) system, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have up to two business days prior to the scheduled vote on the initial business combination if we distribute proxy materials, or from the time we send out our tender offer materials until the close of the tender offer period, as applicable, to submit or tender its shares if it wishes to exercise its redemption rights. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the broker submitting or tendering shares a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the proxy materials or tender offer documents, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until the end of the completion window.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only the duration of the completion window to complete our initial business combination. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our share rights, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window, although they will entitled to liquidating distributions from assets outside the trust account. However, if our sponsor or management team acquire public shares in or after our IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted completion window.

Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the approximately $1,250,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our IPO and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. TAAD, LLP, our independent registered public accounting firm, and the underwriters of our IPO have not and will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to approximately $1,250,000 from the proceeds of our IPO with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $700,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

If we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or bankruptcy or other court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within the completion window, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial business combination, subject to applicable law and any limitations (including but not limited to cash requirements) created by the terms of the proposed business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Comparison of Redemption or Purchase Prices in Connection with Our Initial Business Combination and if We Fail to Complete Our Initial Business Combination.

The following table compares the redemptions and other permitted purchases of public shares that may take place in connection with the completion of our initial business combination and if we are unable to complete our initial business combination within the completion window.

	Redemptions in Connection with our Initial Business Combination	Other Permitted Purchases of Public Shares by our Affiliates	Redemptions if we fail to Complete an Initial Business Combination
Calculation of redemption price	Redemptions at the time of our initial business combination may be made pursuant to a tender offer or in connection with a shareholder vote. The redemption price will be the same whether we conduct redemptions pursuant to a tender offer or in connection with a shareholder vote. In either case, our public shareholders may redeem their public shares for cash equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares, subject to the limitation that no redemptions will take place if all of the redemptions would cause to be unable to satisfy any limitations (including but not limited to cash requirements) agreed to in connection with the negotiation of terms of a proposed business combination.	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors or their affiliates may purchase shares or share rights in privately negotiated transactions or in the open market either prior to or following completion of our initial business combination. If our sponsor, initial shareholders, directors, officers, advisors or their affiliates were to purchase shares of share rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process. If they engage in such transactions, they will not make any such purchases when they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.	If we are unable to complete our initial business combination within the completion window, we will redeem all public shares at a per-share price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per share), including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares.

Impact to remaining shareholders	The redemptions in connection with our initial business combination will reduce the book value per share for our remaining shareholders, who will bear the burden of the business combination marketing fees and interest withdrawn in order to pay our taxes (to the extent not paid from amounts accrued as interest on the funds held in the trust account).	If the permitted purchases described above are made, there would be no impact to our remaining shareholders because the purchase price would not be paid by us.	The redemption of our public shares if we fail to complete our initial business combination will reduce the book value per share for the shares held by our initial shareholders, who will be our only remaining shareholders after such redemptions.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter competition from other entities having a business objective similar to ours, including other special purpose acquisition companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding Share Rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 515 E Las Olas Blvd, Suite 120, Fort Lauderdale, Florida 33301. The cost for this space is included in the $10,000 per month fee that we will pay Emmis Capital Sponsor LLC for office space, administrative and support services. We consider our current office space adequate for our current operations. We consider our current office space adequate for our current operations.

Employees

We currently have two officers: Peter Goldstein and David Lowenstein. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Class A ordinary shares and Share Rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (Revised) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividends or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us. We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacities as such.

RISK FACTORS SUMMARY

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to, the following:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the amount of business combination marketing fees may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase shares or Share Rights from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or Share Rights.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or share rights, potentially at a loss.

●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

●	The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we would likely receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public shareholders would receive upon any redemption or liquidation;

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

●	Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing conflict in the Middle East and the Russia-Ukraine conflict.

●	Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

●	We are vulnerable to changes in political and economic conditions, including the effects of tariffs and/or international trade wars and disruptions to remittances.

●	An investment in our securities may result in uncertain U.S. federal income tax consequences.

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this prospectus.

ITEM 1A. RISK FACTORS

This Annual Report contains forward-looking information based on our current expectations. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination

Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public shareholders do not support such a combination.

We may choose not to hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete. Please see the section entitled “Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

If we seek shareholder approval of our initial business combination, our initial shareholders and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our initial shareholders own 25% of our issued and outstanding ordinary shares as of the date of this annual report (excluding the private placement shares and Representative Shares).

Our initial shareholders and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law and our amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Assuming that only the holders of one-third of our issued and outstanding ordinary shares, representing a quorum under our amended and restated memorandum and articles of association, vote their ordinary shares at a general meeting of the company, we will not need any public shares in addition to our founder shares to be voted in favor of an initial business combination in order to approve an initial business combination. However, if our initial business combination is structured as a statutory merger or consolidation with another company under Cayman Islands law, the approval of our initial business combination will require a special resolution, which requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our initial shareholders and management team to vote in favor of our initial business combination will increase the likelihood that an ordinary resolution will be passed, being the requisite shareholder approval for such initial business combination.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination. The amount of the business combination marketing fees payable to the underwriters will be adjusted for any shares that are redeemed in connection with an initial business combination, subject to a minimum fee of $1,000,000. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the business combination marketing fees and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the business combination marketing fees.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Consequently, if accepting all properly submitted redemption requests would not allow us to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares and the amount of the business combination marketing fee may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The amount of the business combination marketing fee payable to I-Bankers is not available for us to use as consideration in an initial business combination. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, and the payment of, the business combination marketing fee. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B ordinary shares results in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our initial business combination. In addition, the amount of the business combination marketing fees payable to the underwriters will be adjusted for any shares that are redeemed in connection with an initial business combination, subject to a minimum fee of $1,000,000. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the business combination marketing fees and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the business combination marketing fees. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. As a result, our obligations to redeem public shares for which redemption is requested and to pay the business combination marketing fees may not allow us to complete the most desirable business combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares at the time of our business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A ordinary shares. The effect of this dilution will be greater for shareholders who do not redeem. The amount of the business combination marketing fees payable to the underwriters will be adjusted for any shares that are redeemed in connection with an initial business combination, subject to a minimum fee of $1,000,000, which may further dilute your investment. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the business combination marketing fees and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the business combination marketing fees. We may not be able to generate sufficient value from the completion of our initial business combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment. Please see “— Risks Relating to Our Securities — The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.”

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation. The length of time it may take us to complete our diligence and negotiate a business combination may reduce the amount of time available for us to ultimately complete an initial business combination should such diligence or negotiations not lead to a consummated initial business combination.

We may engage one or more of our underwriters from our IPO or one of their respective affiliates to provide additional services to us after our IPO, which may include acting as M&A advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive business combination marketing fees that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters from our IPO or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation.

The underwriters are also entitled to receive business combination marketing fees that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

We may not be able to complete our initial business combination within the completion window, in which case we would redeem our public shares.

We may not be able to find a suitable target business and complete our initial business combination within the completion window after the closing of our IPO. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.00 per share, or possibly less, and our Share Rights will expire without value to the holder. In certain circumstances, our public shareholders may receive less than $10.00 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share” and other risk factors described in this “Risk Factors” section.

We may decide not to extend the term we have to consummate our initial business combination, in which case we would redeem our public shares, and the share rights may be worthless.

We have until the date that is 18 months from the closing of our IPO or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. However, we may decide not to seek to extend the date by which we must consummate our initial business combination. If we do not seek to extend the date by which we must consummate our initial business combination, and we are unable to consummate our initial business combination within the applicable time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case, to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the share rights may be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, initial shareholders, directors, officers and their affiliates may elect to purchase shares or Share Rights from public shareholders, which may reduce the public “float” of our Class A ordinary shares or Share Rights

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, initial shareholders, directors, officers and their affiliates may purchase public shares or Share Rights in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or duty to do so. Such a purchase may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, initial shareholders, directors, officers and their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by sponsor, initial shareholders, directors, officers and their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, initial shareholders, directors, officers and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or Share Rights in such transactions.

The purpose of any such transactions could be to (1) increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of Share Rights outstanding and/or increase the likelihood of approval on any matters submitted to the public Share Rights holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our sponsor, initial shareholders, directors, officers and their affiliates were to purchase public shares or Share Rights from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our sponsor, initial shareholders, directors, officers, advisors and their affiliates may purchase public shares or Share Rights from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our sponsor, initial shareholders, directors, officers, advisors and their affiliates were to purchase public shares or Share Rights from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our sponsor, initial shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

●	the amount of our securities purchased outside of the redemption offer by our sponsor, initial shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

●	the purpose of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates;

●	the impact, if any, of the purchases by our sponsor, initial shareholders, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

●	the identities of our security holders who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our sponsor, initial shareholders, directors, officers, advisors and their affiliates; and

●	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Please see “Business — Permitted Purchases of Our Securities” for a description of how such persons will determine from which shareholders to seek to acquire securities.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or submit public shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the scheduled vote on the proposal to approve the initial business combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its public shares to also submit a written request for redemption to our transfer agent two business days prior to the scheduled vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed. See the section of this annual report entitled “Business — Delivering Share Certificates in Connection with the Exercise of Redemption Rights.”

You will not be entitled to protections normally afforded to investors of other blank check companies subject to Rule 419 of the Securities Act.

Since the net proceeds of our IPO and the sale of the private placement units are intended to be used to complete one or more initial business combinations with a target business or businesses that have not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of our IPO and the sale of the private placement units and have filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our respective business combinations than do companies subject to Rule 419.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you may lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our IPO, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our IPO and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

If the net proceeds of our IPO and the sale of the private placement units not being held in the trust account are insufficient to allow us to operate for at least the duration of the completion window, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of our IPO, only $1,475,000 were available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account will be sufficient to allow us to operate for at least the duration of the completion window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate.

Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into private placement units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our Share Rights will expire worthless.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if management believes that such third party’s engagement would be in the best interests of the company under the circumstances. TAAD LLP, our independent registered public accounting firm, and the underwriters of our IPO have not and will not execute agreements with us waiving such claims to the monies held in the trust account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to the registration statement for our IPO, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our IPO against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case less taxes payable, and our sponsor asserts that it is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy/insolvency laws as either a “preferential transfer” or a “fraudulent conveyance, preference or disposition.” As a result, a liquidator or a bankruptcy or other court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to us or our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or insolvency petition or an involuntary bankruptcy or insolvency petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to SPACs (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

As described in the risk factor above entitled “Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.”, the SEC ‘s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial business combination with an operating business, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account will initially be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time, (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest bearing demand deposit account at a bank.

Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than as described above. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investments in our Company are not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended solely as a temporary depository for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) in a manner that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within the completion window; or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, from the closing of our IPO, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares.

We are aware of litigation claiming that certain SPACs should be considered to be investment companies. Although we believe that these claims were without merit, we cannot guarantee that we will not be deemed to be an investment company and thus subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our winding down our operations and our liquidation. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per share on the liquidation of our trust account and our Share Rights will expire worthless, and our public shareholders would also lose the possibility of an investment opportunity in a target company as well as any potential price appreciation in the combined company following a business combination.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we will likely receive less interest on the funds held in the trust account than we would have had the trust account remained as initially invested, such that our public shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated.

The funds to be held in the trust account are held only in U.S. government treasury obligations with a maturity of 185 days or less, in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act and in cash or cash like items (including demand deposit accounts) at a bank. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct Equiniti Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in an interest bearing demand deposit account at a bank until the earlier of the consummation of our initial business combination or our liquidation. Following such liquidation, we will likely receive less interest on the funds held in the trust account than we would earn if the trust account remained invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the investments held in the trust account and thereafter to hold all funds in the trust account in an interest-bearing demand deposit at a bank could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated.

Notwithstanding the measures set forth above, we may still be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case we may be required to liquidate. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. As disclosed above, we may determine, in our discretion, to liquidate the securities held in the trust account at any time and instead hold all funds in the trust account in an interest bearing demand deposit account or as cash or cash items at a bank, which could further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company as compared to what they would have received had the investments not been so liquidated. Were we to liquidate the Company, our Share Rights would expire worthless, and our securityholders would lose the investment opportunity associated with an investment in the target company with which we could have consummated an initial business combination. In addition, upon moving the funds from the trust account to a deposit account, we will maintain the cash items in bank accounts which, at times, may exceed federally insured limits as guaranteed by the FDIC. While we intend to place our deposits in high-quality banks, only a small portion of the funds in our trust account will be guaranteed by the FDIC.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the continued effects of the coronavirus (COVID-19) pandemic and the status of debt and equity markets, as well as protectionist legislation in our target markets.

Since late 2019, the COVID-19 pandemic has caused substantial disruption to global economies and markets and the virus has continued to spread on a global scale. A significant outbreak of the COVID-19 and other infectious diseases, including the resurgence or variants thereof, could result in a widespread health crisis that could adversely affect economies and financial markets worldwide, business operations and the conduct of commerce generally and could have a material adverse effect on the business of any potential target business with which we complete a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner or even to conduct requisite due diligence. In addition, countries or supranational organizations in our target markets may develop and implement legislation that makes it more difficult or impossible for entities outside such countries or target markets to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and new variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. While vaccines for COVID-19 have been developed, there is no guarantee that such vaccines will be durable. The treatment or vaccine for COVID-19 and any potentially emerging variants may be ineffective or underutilized. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

Our search for an initial business combination, and any target business with which we may ultimately consummate an initial business combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing tensions in the Middle East or the Russia-Ukraine conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Middle-East tensions and the Russia-Ukraine conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the tensions in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of tensions in the Middle East and subsequent sanctions or related actions, could adversely affect our search for an initial business combination and any target business with which we may ultimately consummate an initial business combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial business combination, or the operations of a target business with which we may ultimately consummate an initial business combination, may be materially adversely affected.

Military or other conflicts in Ukraine, the Middle East and Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial business combination.

Military or other conflicts in Ukraine, the Middle East, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

We are vulnerable to changes in political and economic conditions, including the effects of tariffs and/or international trade wars and disruptions to remittances.

In April 2025, the U.S. g government announced significant changes to U.S. trade policy, including a baseline tariff on many imports into the U.S., and higher country-specific reciprocal tariff rates for certain trading partners, and since that time the scope, duration and applicable rates of such measures have been subject to further announcements, adjustments, exemptions, pauses, negotiations and the risk of retaliatory measures by other countries. U.S. trade measures (including broad-based or country-specific tariffs) have also been subject to significant legal and policy uncertainty, including judicial limitations on certain asserted emergency authorities and subsequent efforts to modify, terminate, replace or re-impose tariffs under other statutory authorities; accordingly, the scope, duration and applicable rates of tariffs may change rapidly and unpredictably. The U.S. and/or countries into which we import merchandise and equipment may, in the future, adjust and/or impose new quotas, duties, tariffs (including reciprocal tariffs) or other restrictions which may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms, or at all.

If we are unable to consummate our initial business combination within the completion window, our public shareholders may be forced to wait beyond 18 months before redemption from our trust account.

If we are unable to consummate our initial business combination within the completion window, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the end of the completion window before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,293 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual general meeting until after the consummation of our initial business combination, which could delay the opportunity for our public shareholders to discuss company affairs with management, and the holders of our Class A ordinary shares will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being appointed in each year and each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment or removal of directors or continuing the company in a jurisdiction outside the Cayman Islands until after the consummation of our initial business combination.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, however, our management team does not have expertise in operating a blank check company and undertaking a business combination for it. Our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations.

Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. In recent years, a number of target businesses have underperformed financially post-business combination. There are no assurances that the target business with which we consummate our initial business combination will perform as anticipated. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from another independent entity that commonly renders valuation opinions, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 undesignated preference shares, par value $0.0001 per share. There are currently 188,545,500 and 16,666,667 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount takes into account shares reserved for issuance upon conversion of the share rights, but does not take into account the shares reserved for issuance upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, except in connection with the conversion of Class B ordinary shares into Class A ordinary shares where the holders of such shares have waived any rights to receive funds from the trust account, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with public shares on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or Share Rights;

Unlike some other similarly structured special purpose acquisition companies, our initial shareholders will receive additional Class A ordinary shares if we issue certain shares to consummate an initial business combination.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) concurrently with or immediately following the consummation of our initial business combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in our IPO and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all ordinary shares outstanding upon the completion of our IPO (including any Class A ordinary shares issued pursuant to the underwriters’ over-allotment option and excluding the securities underlying the private placement units issued to the sponsor and the Representative Shares), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial business combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial business combination and any private placement equivalent units issued to our sponsor or any of its affiliates or to our officers or directors upon conversion of working capital loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial business combination; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our initial business combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 per share or lower, or at a price that approximates the per-share amounts in our trust account at such time. The purpose of such issuances will be to enable us to provide sufficient liquidity and capital to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time. Any such issuances of equity securities could dilute the interests of our existing shareholders.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its managing member, and our officers and directors with other entities, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, officers, directors and their respective affiliates or existing holders. Our directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business — Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors, or any other holder of our founder shares may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our IPO), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On May 30, 2025, the Company entered into a securities subscription agreement with the sponsor, pursuant to which the Company agreed to issue 3,833,333 Class B ordinary shares (up to 500,000 shares of which were subject to forfeiture depending on the extent to which the underwriters’ over-allotment option was exercised) for a consideration of $25,000, or approximately $0.007 per share. On June 27, 2025, the sponsor issued a promissory note to the Company for the principal amount of $25,000 for the issuance of the founder shares. The Company received the payment of $25,000 from the sponsor on August 27.

Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. The number of founder shares outstanding was determined based on the expectation that such founder shares would represent 25% of the outstanding shares after our IPO. Our public shareholders may incur material dilution due to such anti-dilution adjustments that result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion. The founder shares will be worthless if we do not complete an initial business combination, except to the extent they receive liquidating distributions from assets outside of the trust account. In addition, our sponsor and I-Bankers, the representative of the underwriters, have purchased an aggregate of 367,500 private placement units at a price of $10.00 per unit, or $3,675,000 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. Of those 367,500 private placement units, our sponsor has purchased 310,000 units and I-Bankers has purchased 57,500 units.

The private placement units will be worthless if we do not complete our initial business combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the end of the completion window nears, which is the deadline for our completion of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. The incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our IPO and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. The net proceeds from our IPO and the private placement of units provided us with $111,550,000 that we may use to complete our initial business combination (after taking into account up to $3,450,000 of the business combination marketing fee being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association will not provide a specified maximum redemption threshold. Our proposed initial business combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments. For example, special purpose acquisition companies have extended the time to consummate an initial business combination. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company and amending our rights agreement will require a vote of holders of at least 50% of the Share Rights and, solely with respect to any amendment to the terms of the private placement rights or any provision of the rights agreement with respect to the private placement rights (including, for the avoidance of doubt, the forfeiture or cancellation of any private placement rights), 50% of the then outstanding private placement rights (including the vote or written consent of I-Bankers). In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares, regardless of whether they abstain, vote for, or vote against, our initial business combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company, which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of our IPO and the private placement of units into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein, and other than amendments relating to the provisions regulating the appointment and removal of directors and continuing the company in a jurisdiction outside the Cayman Islands, which require a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company) may be amended if approved by special resolution, under Cayman Islands law. Except as specified above with respect to matters requiring a 90% majority, a special resolution requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. Corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by the affirmative vote of at least two-thirds of our ordinary shares which are represented in person or by proxy and are voted at a general meeting of the company. Our initial shareholders, who beneficially own 25% of our ordinary shares (excluding the private placement shares and Representative Shares), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree.

Our sponsor, officers, and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, in each case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

We have not selected any specific business combination target but intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of our IPO and the sale of the private placement units. As a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Share Rights will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor will control the appointment of our board of directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will appoint all of our directors prior to the consummation of our initial business combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our sponsor and initial shareholders own 25% of our issued and outstanding ordinary shares (excluding the private placement shares and Representative Shares). Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. This potential concentration of influence could be disadvantageous to other shareholders with interests different from those of our sponsor. To the extent that any non-managing investors acquire membership interests in the sponsor, they will have no right to control the sponsor or vote or dispose of any securities held by the sponsor. In addition, the founder shares, all of which are held by our sponsor, will entitle the holders to vote to appoint all of our directors prior to the consummation of our initial business combination. Holders of our public shares will have no right to vote on the appointment or removal of directors during such time. Further, prior to the closing of our initial business combination, only holders of our Class B ordinary shares will be entitled to vote on continuing our company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). These provisions of our amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial business combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company. As a result, you will not have any influence over the appointment or removal of directors prior to our initial business combination or any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our sponsor purchases any Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. In addition, since only holders of our Class B ordinary shares will have the right to vote on directors prior to our initial business combination, our initial shareholders will continue to exert control at least until the completion of our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination.

We may not be able to complete an initial business combination because such initial business combination may be subject to regulatory review and approval requirements, including foreign investment regulations and review by government entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review direct or indirect foreign investments in U.S. companies. Among other things, CFIUS is empowered to require certain foreign investors to make mandatory filings, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. companies if the parties to that investment choose not to file voluntarily. In the case that CFIUS determines an investment to be a threat to national security, CFIUS has the power to unwind or place restrictions on the investment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on — among other factors — the nature and structure of the transaction, including the level of beneficial ownership interest and the nature of any information or governance rights involved. For example, investments that result in “control” of a U.S. business by a foreign person always are subject to CFIUS jurisdiction. CFIUS’s expanded jurisdiction under the Foreign Investment Risk Review Modernization Act of 2018 and implementing regulations that became effective on February 13, 2020 further includes investments that do not result in control of a U.S. business by a foreign person but afford certain foreign investors certain information or governance rights in a U.S. business that has a nexus to “critical technologies,” “critical infrastructure” and/or “sensitive personal data.” At this time, three of our five directors – David Loweinstein, Anna C Mallon and Low Koon Poh are non US citizens. They are also members of our sponsor and indirectly hold interests in founder shares through such membership. Accordingly, we may be subject to CFIUS jurisdiction.

If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. CFIUS may decide to block or delay our proposed initial business combination, impose conditions with respect to such initial business combination or request the President of the United States to order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, delay or prevent us from pursuing certain target companies that we believe would otherwise be beneficial to us and our shareholders. As a result, the pool of potential targets with which we could complete an initial business combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies which do not have any foreign ownership issues. In addition, certain federally licensed businesses may be subject to rules or regulations that limit foreign ownership.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required under our amended and restated memorandum and articles of association, including as a result of extended regulatory review of a potential initial business combination, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter (and subject to lawfully available funds therefor), redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (which interest shall be net of taxes and less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the appreciation in value of such investment. Additionally, our Share Rights may be worthless. We cannot guarantee that we will not be subject to government review, whether by CFIUS, or otherwise, particularly as a majority of our board consists of non U.S persons.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets or such attractive targets may not be interested to consummate a business combination with a SPAC due to a negative public perception of mergers involving SPACs. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns (including a negative public perception of mergers involving SPACs), geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our trust account will initially be held in banks or other financial institutions and will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments in the trust account, we may, at any time (based on our management team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the trust account and instead to hold the funds in the trust account in cash or in an interest-bearing demand deposit account at a bank. Our cash held in these accounts may exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, the value of the assets in our trust account could be impaired, which could have a material impact on our operating results, liquidity, financial condition and prospects. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. We cannot guarantee that the banks or other financial institutions that will hold our funds will not experience similar issues.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that the proxy statement with respect to the vote on an initial business combination include historical and pro forma financial statement disclosure. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards as issued by the International Accounting Standards Board (“IFRS”) depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2026. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Risks Relating to the Post-Business Combination Company

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

Our initial business combination and our structure thereafter may not be tax-efficient to our shareholders and Share Rights holders. As a result of our business combination, our tax obligations may be more complex, burdensome and/or uncertain.

Although we will attempt to structure our initial business combination in a tax-efficient manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in connection with our initial business combination and subject to any requisite shareholder approval, we may: structure our business combination in a manner that requires shareholders and/or Share Right holders to recognize gain or income for tax purposes; effect a business combination with a target company in another jurisdiction; or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). We do not intend to make any cash distributions to shareholders or Share Right holders to pay taxes in connection with our business combination or thereafter. Accordingly, a shareholder or a Share Right holder may need to satisfy any liability resulting from our initial business combination with cash from its own funds or by selling all or a portion of the shares or Share Rights received. In addition, shareholders and Share Right holders may also be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.

In addition, we may effect a business combination with a target company that has business operations outside of the United States, and possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by U.S. federal, state, local and non-U.S. taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax profitability and financial condition.

Risks Relating to Acquiring and Operating a Business in Foreign Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	challenges in managing and staffing international operations;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks, natural disasters, widespread health emergencies and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

We may reincorporate in another jurisdiction, which may result in taxes imposed on shareholders or Share Right holders.

We may, in connection with our initial business combination or otherwise and, to the extent applicable, subject to requisite shareholder approval by special resolution under the Companies Act (with respect to which only holders of Class B ordinary shares will be entitled to vote prior to our initial business combination), reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or Share Right holder to recognize taxable income in the jurisdiction in which the shareholder or Share Right holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to shareholders or Share Right holders to pay such taxes. Shareholders or Share Right holders may be subject to withholding taxes or other taxes with respect to their ownership of our Class A ordinary shares or Share Rights after the reincorporation

We may reincorporate in or transfer by way of continuation to another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Risks Relating to our Management Team

We are dependent upon our officers and directors and their loss, or a reduction in the amount of time they can dedicate to our initial business combination, could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

The ownership interest of our sponsor may change, and our sponsor may divest its ownership interest in us before identifying a business combination, which could deprive us of key personnel and advisors.

Our sponsor is a limited liability company of which Peter Goldstein is the sole managing member and all of our directors are members. However, this may change as there is no contractual restriction on the sponsor or any of its members’ ability to share, sell or otherwise dispose of part or all of the interests in our sponsor or held by our sponsor. As a result, there is a risk that our sponsor may divest its (or its or our officers’ and directors’) ownership or economic interests in us or in the sponsor before a business combination target is identified, which would likely result in the Company’s loss of certain key personnel or advisors, including Mr. Goldstein and Mr. Lowenstein. In addition, there can be no assurance that any replacement sponsor, key personnel or advisors would successfully identify a business combination target for us or, even if one is one so identified, successfully complete such business combination, which could adversely affect the interests of public shareholders.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

None of our officers or directors has had experience with any blank check companies in the past. Past performance by our management team and their respective affiliates may not be indicative of future performance of an investment in us.

None of our officers or directors has had experience operating a blank check company in the past. Accordingly, while our officers and directors have been associated with other businesses in the past, including publicly traded companies, due to the lack of experience in operating a blank check company in the past, they may not be able to identify a suitable target, or at all, or conduct the process of a consummating a business combination successfully. Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team have been involved in businesses and deals that were unsuccessful.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including other blank check companies, and, accordingly, may have conflicts of interest in allocating their time and in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor, its managing member, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses. In addition, our sponsor, officers and directors may participate in the formation of, or become an officer or director of, any other blank check company prior to completion of our initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Members of our management team and board of directors have significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently, or may become, involved in litigation, investigations or other proceedings, including related to those companies or otherwise. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.

During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers, executives or employees of other companies. Certain of those persons have been, are currently or may in the future become involved in litigation, investigations or other proceedings, including relating to the business affairs of such companies, transactions entered into by such companies, or otherwise. Any such litigation, investigations or other proceedings may divert the attention and resources of our management team and board of directors away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.

Members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been (and intend to be) involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies may have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete an initial business combination and may have an adverse effect on the price of our securities.

Our letter agreement with our sponsor, officers and directors may be amended without shareholder approval.

Our letter agreement with our sponsor, officers and directors contain provisions relating to transfer restrictions of our founder shares and private placement units (including underlying securities, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the founder shares for 180 days following the date of this annual report will require the prior written consent of the underwriters). While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities. In addition, in order to facilitate our initial business combination or for any other reason determined by our sponsor in its sole discretion, our sponsor may surrender or forfeit, transfer or exchange our founder shares, private placement units or any of our other securities, including for no consideration, as well as subject any such securities to earn-outs or other restrictions, or otherwise amend the terms of any such securities or enter into any other arrangements with respect to any such securities. Through such transfer, or otherwise, our sponsor may remove itself as the sponsor of our company before identifying a potential business combination, which may result in our inability to consummate a business combination.

Risks Relating to our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial business combination within the completion window, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of Share Rights will not have any right to the proceeds held in the trust account with respect to the Share Rights. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Share Rights, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Class A ordinary shares and Share Rights are separately listed on Nasdaq. We cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market value of listed securities (generally $50,000,000) and a minimum number of holders of our securities (generally 400 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, unless we decide to list on a different Nasdaq tier, which has different initial listing requirements, our share price would generally be required to be at least $4.00 per share and we would be required to have a minimum of 400 round lot holders of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and eventually our Class A ordinary shares and Share Rights will be listed on NASDAQ, our units, Class A ordinary shares and Share Rights will qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination, and our sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial business combination, even if the business combination causes the trading price of our ordinary shares to materially decline.

We offered our units at an offering price of $10.00 per unit and the amount in our trust account was initially $10.00 per public share, implying an initial value of $10.00 per public share. However, prior to our IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.007 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares.

The following table shows the public shareholders’ and our sponsor’s investment per share and how these compare to the implied value of one Class A ordinary share upon the completion of our initial business combination. The following table assumes that (i) our valuation is $111,550,000 (which is the amount we would have in the trust account for our initial business combination after payment of up to $3,450,000 in the business combination marketing fee ), (ii) no interest is earned on the funds held in the trust account, (iii) no public shares are redeemed in connection with our initial business combination and (iv) all founder shares are held by our initial shareholders upon completion of our initial business combination, and does not take into account other potential impacts on our valuation at the time of the initial business combination, such as (i) the value of our public and private placement units (and the securities comprising such units), (ii) the trading price of our Class A ordinary shares, (iii) the initial business combination transaction costs, (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third party investors, or (vi) the target’s business itself.

Public shares	11,500,000
Private placement shares underlying the private placement units	367,500
Founder shares	3,333,333
Representative Shares	75,000
Total shares	13,753,333
Total funds in trust available for initial business combination (after payment of business combination marketing fee)	$97,000,000
Public shareholders’ investment per Class A ordinary share(1)	$10.00
Sponsor’s investment per Class B ordinary share(2)	$0.007
Initial implied value per public share	$9.70
Implied value per share upon consummation of initial business combination(2)	$7.05

(1)	While the public shareholders’ investment is in both the public shares and the Share Rights, for purposes of this table the full investment amount is ascribed to the public shares only.

(2)	The total investment in the equity of the Company by the sponsor and I-Bankers. is $3,475,000, consisting of (i) $25,000 paid by the sponsor for the founder shares; and (ii) $3,675,000 paid by the sponsor for 367,500 private placement units and (iii) $575,000 paid by I-Bankers for 57,500 private placement units. For purposes of this table, the full investment amount is ascribed to the founder shares only.

(3)	All founder shares would automatically convert into Class A ordinary shares upon completion of our initial business combination or earlier at the option of the holder.

Based on these assumptions, each Class A ordinary share would have an implied value of $7.27 per share upon completion of our initial business combination, representing an approximately 27% decrease from the initial implied value of $10.00 per public share. While the implied value of $7.27 per Class A ordinary share upon completion of our initial business combination would represent a dilution to our public shareholders, this would represent a significant increase in value for our initial shareholders relative to the price it paid for each founder share. At $7.27 per Class A ordinary share, the 3,333,333 Class A ordinary shares that the initial shareholders would own upon completion of our initial business combination (after automatic conversion of the 3,333,333 founder shares and excluding the Class A ordinary shares issuable upon conversion of the Share Rights) would have an aggregate implied value of approximately $24,233,333. As a result, even if the trading price of our Class A ordinary share significantly declines, the value of the founder shares held by our initial shareholders will be significantly greater than the amount our sponsor paid to purchase such shares. In addition, our sponsor could potentially recoup its entire investment in our company through the founder shares even if the trading price of our Class A ordinary shares after the initial business combination is as low as $0.82 per share. As a result, our initial shareholders are likely to earn a substantial profit on its investment in us upon disposition of its Class A ordinary shares even if the trading price of our Class A ordinary shares declines after we complete our initial business combination. Our initial shareholders may therefore be economically incentivized to complete an initial business combination with a riskier, weaker-performing or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares. The investors in our sponsor will share in any appreciation of the founder shares through their membership interests in the sponsor if we successfully complete a business combination. Accordingly, their interests in the founder shares owned by them indirectly through their membership interests in the sponsor may provide them with an incentive to vote any public shares they own in favor of a business combination, and make a substantial profit on such interests, even if the business combination is with a target that ultimately declines in value and is not profitable for other public shareholders.

This dilution would increase to the extent that the anti-dilution provisions of the founder shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the founder shares at the time of our initial business combination and would become exacerbated to the extent that public shareholders seek redemptions from the trust for their public shares. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

The value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary shares at such time is substantially less than $10.00 per public share.

Our sponsor has invested in us an aggregate of $3,700,000, comprised of the $25,000 purchase price for the founder shares and the $3,675,000 purchase price for the private placement units. Assuming a trading price of $10.00 per public share upon consummation of our initial business combination, the 3,333,333 founder shares would have an aggregate implied value of $33,333,330. Even if the trading price of our ordinary shares were as low as approximately $0.82 per share, and the private placement units are worthless, the value of the founder shares would be equal to our sponsor’s, and the non-managing sponsor investors’ (if any) aggregate initial investment in us. As a result, our sponsor and directors are likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value. Accordingly, members of our management team, who own interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands.

The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Carey Olsen Cayman Limited (“Carey Olsen”), our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated memorandum and articles of association provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our amended and restated memorandum and articles of association provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our amended and restated memorandum and articles of association or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former directors, officers or other employees to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our amended and restated memorandum and articles of association, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our amended and restated memorandum and articles of association will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our amended and restated memorandum and articles of association also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

An investment in our securities may result in uncertain U.S. federal income tax consequences.

An investment in this offering may result in uncertain U.S. federal income tax consequences. For instance, it is unclear whether the redemption rights with respect to our Class A ordinary shares suspend the running of a U.S. Holder’s (as defined below) holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. See the section titled “Taxation — United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

A U.S. Holder is a beneficial owner of our units, Class A ordinary shares or Share Rights who or that is, for United States federal income tax purposes:

●	an individual who is a citizen or resident of the United States;

●	a corporation (or other entity taxable as a corporation for United States tax purposes) organized in or under the laws of the United States, any state thereof or the District of Columbia;

●	an estate whose income is subject to United States federal income tax regardless of its source; or

●	a trust, if: (i) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more United States persons (as defined in the Code) have authority to control all substantial decisions of the trust, or (ii) it has a valid election in effect under Treasury Regulations to be treated as a United States person (as defined in the Code).

Whether a redemption of Class A ordinary shares will be treated as a sale of such Class A ordinary shares for U.S. federal income tax purposes will depend on a shareholder’s specific facts.

The U.S. federal income tax treatment of a redemption of Class A ordinary shares will depend on whether the redemption qualifies as a sale of such Class A ordinary shares under Section 302(a) of the Internal Revenue Code of 1986, as amended (the “Code”), which will depend largely on the total number of our shares treated as held by the shareholder electing to redeem Class A ordinary shares (including any shares constructively owned by the holder as a result of owning private placement units or public units or otherwise) relative to all of our shares outstanding both before and after the redemption. If such redemption is not treated as a sale of Class A ordinary shares for U.S. federal income tax purposes, the redemption will instead be treated as a corporate distribution of cash from us. For more information about the U.S. federal income tax treatment of the redemption of Class A ordinary shares, see the sections entitled “Certain Income Tax Considerations — U.S. Federal Income Tax Considerations — Considerations for U.S. Holders — Redemption or Repurchase of Class A Ordinary Shares for Cash” or “Certain Income Tax Considerations — U.S. Federal Income Tax Considerations — Considerations for Non-U.S. Holders — Redemption or Repurchase of Class A Ordinary Shares for Cash,” as applicable.

We may amend the terms of the Share Rights in a manner that may be adverse to holders of Share Rights with the approval by the holders of at least 50% of the then outstanding Share Rights. As a result, the conversion ratio of your Share Rights could be changed, the conversion period could be shortened and the number of Class A ordinary shares upon conversion of a Share Right could be changed, all without your approval.

Our Share Rights were issued in registered form under a rights agreement between VStock Transfer LLC as right agent, and us. The rights agreement provides that the terms of the Share Rights may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the rights agreement to the description of the terms of the Share Rights and the rights agreement set forth in the prospectus for our IPO, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the rights agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the rights agreement as the parties to the rights agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Share Rights, provided that the approval by the holders of at least 50% of the then-outstanding Share Rights is required to make any change that adversely affects the interests of the registered holders of Share Rights. Accordingly, we may amend the terms of the Share Rights in a manner adverse to a holder of Share Rights if holders of at least 50% of the then outstanding Share Rights approve of such amendment. Although our ability to amend the terms of the Share Rights with the consent of at least 50% of the then outstanding Share Rights is unlimited, examples of such amendments could be amendments to, among other things, change the conversion ratio of the Share Rights, shorten the conversion period or change the number of Class A ordinary shares upon conversion of a Share Right.

Our rights agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Share Rights, which could limit the ability of Share Right holders to obtain a favorable judicial forum for disputes with our company.

Our rights agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the rights agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, we note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the rights agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Share Rights shall be deemed to have notice of and to have consented to the forum provisions in our rights agreement. If any action, the subject matter of which is within the scope the forum provisions of the rights agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Share Rights, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our rights agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Holders of Class A ordinary shares will not be entitled to vote on continuing the company in a jurisdiction outside of the Cayman Islands.

As holders of our Class A ordinary shares, our public shareholders will not have the right to vote on continuing the company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of our approving a transfer by way of continuation in a jurisdiction outside of the Cayman Islands).

The grant of registration rights to our sponsor, I-Bankers and other holders of our private placement units (and the securities comprising such units) may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our IPO, our sponsor, I-Bankers., and their permitted transferees can demand that we register the Class A ordinary shares into which founder shares are convertible, holders of our private placement units (and the securities comprising such units) and their permitted transferees can demand that we register the private placement units (and the securities comprising such units) or holders of securities that may be issued upon conversion of working capital loans and their permitted transferees may demand that we register such units, shares or the Class A ordinary shares upon conversion of such Share Rights and any other securities of the company acquired by them prior to the consummation of our initial business combination. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement units or holders of our working capital loans or their respective permitted transferees are registered.

General Risk Factors

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company incorporated under the laws of the Cayman Islands with no limited operating results, and we did not commence operations until obtaining funding through our IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the company.

Information regarding our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, is presented for informational purposes only. Any past experience and performance by our management team, our advisors and their respective affiliates and the businesses with which they have been associated, is not a guarantee that we will be able to successfully identify a suitable candidate for our initial business combination, that we will be able to provide positive returns to our shareholders, or of any results with respect to any initial business combination we may consummate. You should not rely on the historical experiences of our management team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, as indicative of the future performance of an investment in us or as indicative of every prior investment by each of the members of our management team, our advisors or their respective affiliates. The market price of our securities may be influenced by numerous factors, many of which are beyond our control, and our shareholders may experience losses on their investment in our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or Share Rights, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year (and, in the case of the start-up exception, potentially not until after the two taxable years following our current taxable year). Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our Share Rights in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

If our initial business combination involves a company organized under the laws of the United States (or any subdivision thereof), a U.S. federal excise tax could be imposed on us in connection with any redemptions of our Class A ordinary shares after or in connection with such initial business combination.

The Inflation Reduction Act of 2022 provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022 (the “stock buyback tax”), subject to certain exceptions. If applicable, the amount of the stock buyback tax is generally 1% of the aggregate fair market value of any stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. The Biden administration has proposed increasing the stock buyback tax rate from 1% to 4%; however, it is unclear whether such a change will be enacted and, if enacted, how soon it could take effect. In addition, the U.S. Treasury Department and IRS have released preliminary guidance that would potentially cause a non-U.S. corporation’s U.S. subsidiaries to be subject to the stock buyback tax with respect to any share repurchases made by the non-U.S. corporation under certain circumstances.

As an entity incorporated as a Cayman Islands exempted company, the stock buyback tax is currently not expected to apply to redemptions of our Class A ordinary shares (absent any regulations or other additional guidance that may be issued in the future).However, in connection with an initial business combination involving a company organized under the laws of the United States (or any subdivision thereof), it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions. Because we expect that, following such a domestication, our securities would continue to trade on NASDAQ, in such a case we could be subject to the stock buyback tax with respect to any subsequent redemptions (including redemptions in connection with the initial business combination) that are treated as repurchases for this purpose. In all cases, whether and to what extent we would be subject to the stock buyback tax will depend on a number of factors, including (i) the structure of the initial business combination, including the extent to which the initial business combination involves a U.S. corporation and the extent to which we issue shares in the initial business combination or otherwise during the same taxable year that are eligible to offset any redemptions or other repurchases, (ii) the fair market value of the shares redeemed and (iii) the extent such redemptions could be treated as dividends and not as repurchases. The applicability of the stock buyback tax to us could be further affected by the content of any regulations, clarifications or other additional guidance from the U.S. Treasury Department that may be issued and applicable to the redemptions.

Any stock buyback tax that becomes payable as a result of any redemptions of our Class A ordinary shares (or other shares into which such Class A ordinary shares may be converted) in connection with our initial business combination or otherwise would be payable by us and not by the redeeming holder. To the extent such taxes are applicable, the amount of cash available to pay redemptions or to transfer to the target business in connection with our initial business combination may be reduced, which could result in our inability to meet conditions in the agreement relating to our initial business combination related to a minimum cash requirement, if any, or otherwise result in the shareholders of the combined company (including any of our shareholders who do not exercise their redemption rights in connection with the initial business combination) to economically bear the impact of such stock buyback tax.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30th before that time, in which case we would no longer be an emerging growth company as of the following December 31st. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates is equal to or exceeds $250 million as of the prior June 30th, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates is equal to or exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

The market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Recent increases in inflation in the United States and elsewhere could make it more difficult for us to complete our initial business combination.

Recent increases in inflation in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, or other national, regional or international economic disruptions, any of which could make it more difficult for us to complete our initial business combination.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 515 E. Las Olas Blvd., Suite 120, Fort Lauderdale, Florida 33301. The cost for this space is included in the $10,000 per month fee. Pursuant to an administrative services agreement, commencing on September 24, 2025, between the Company and the sponsor (the “Administrative Services Agreement”), until the completion of our initial business combination or liquidation, we will pay a monthly fee of $10,000 to our sponsor for secretarial and administrative services.

ITEM 3. LEGAL PROCEEDINGS

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our equity securities trade on the Nasdaq Global Market. The ordinary shares and rights are trading on the Nasdaq Global Market under the symbols “EMIS” and “EMISR,” respectively.

Holders of Record

On March 27, 2026, there were 4 holders of record of our ordinary shares and 1 holder of record of our rights. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under Cayman Islands Law. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, the ability to pay such dividends in kind at the combined company’s option may result in dilution to existing shareholders. If we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Use of Proceeds from our IPO

On September 26, 2025, we consummated our IPO of 11,500,000 units at $10.00 per unit, each unit consisting of one ordinary share and one right entitling the holder thereof to receive one-tenth of one ordinary share upon the completion of our initial business combination, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 367,500 private placement units at a price of $10.00 per unit in a private placement to the sponsor and I-Bankers, generating gross proceeds of $3,675,000. Following the closings of the IPO and the private placement on September 26, 2025, an aggregate amount of $115,000,000 ($10.00 per unit) from the net proceeds of the sale of the public units, and a portion of the net proceeds from the sale of the private placement units, was placed in the Trust Account and held in demand deposit or cash accounts or invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders. Transaction costs amounted to $2,316,412, consisting of $1,725,000 of cash underwriting fee and $591,412 of other offering costs.

For a description of the use of the proceeds generated in our IPO, see Part II, Item 7 of this Annual Report.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on March 21, 2025, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified. We intend to effectuate our initial business combination using cash derived from the proceeds of the IPO and the sale of the Private Placement Units, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete an initial business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 21, 2025 (inception) through December 31, 2025 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination agreement. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 21, 2025 (inception) through December 31, 2025, we had a net income of $840,557, which consists of interest income on cash and marketable securities held in the trust account of $1,149,606, offset by operating costs of $309,049.

Liquidity and Capital Resources

On September 26, 2025, we consummated the IPO of 11,500,000 Units, which includes the full exercise by I-Bankers of its over-allotment option of 1,500,000 Units, at $10.00 per Unit, generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of an aggregate of 367,500 Private Placement Units at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,675,000.

Following the IPO, the full exercise of the over-allotment option, and the sale of the Private Units, a total of $115,000,000 was placed in the trust account. We incurred $2,316,412 in IPO related costs, consisting of $1,725,000 cash underwriting fee, and $591,412 of other offering costs.

For the period from March 21, 2025 (inception) through December 31, 2025, cash used in operating activities was $451,470. Net income of $840,557 was affected by interest earned on cash and marketable securities held in the trust account of $1,149,606 and payment of operation costs through promissory note of $40,140. Changes in operating assets and liabilities provided $182,561 of cash for operating activities.

As of December 31, 2025, we had marketable securities held in the trust account of $116,149,606 (including approximately $1,149,606 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $947,868. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with an initial business combination, the sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that an initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. up to $1,500,000 of such working capital loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

The underwriter was entitled to a cash underwriting discount of $1,725,000, which was paid in cash at the closing of the IPO.

We have engaged I-Bankers as advisor in connection with the initial business combination. Upon a successful initial business combination, the Company will pay I-Bankers, a business combination marketing fee equal to 3% of the remaining trust account balance upon business combination, subject to a minimum of $1,000,000.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be disclosed.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

This information appears following Item 15 of this Report and is included herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the period from March 21, 2025 (inception) through December 31, 2025.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Trading Arrangements

No director or officer of the Company adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Rule 10b5-1(c); or any “non-Rule 10b5-1 trading arrangement” as defined in paragraph (c) of Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
Peter Goldstein	62	Chairman of the Board of Directors and Chief Executive Officer
David Lowenstein	63	Chief Financial Officer and Director
Anna C. Mallon	45	Director
Low Koon Poh	53	Director
Seth Farbman	53	Director

Peter Goldstein is our Chairman and Chief Executive Officer. Mr. Goldstein is a capital markets strategist and serial entrepreneur with over 30 years of leadership across public and private companies. As a seasoned C-suite executive, founder, and investment banker, he brings deep expertise in IPO execution, cross-border M&A, and public company governance. Goldstein has built and led multiple ventures through market cycles, earning recognition as a trusted voice navigating the evolving landscape of Wall Street and global finance. Since June 2019, he is the founder and CEO of Exchange Listing, LLC, guiding emerging growth companies through senior exchange listings on the Nasdaq and the New York Stock Exchange (“NYSE”). Since March 2022, he is also the founder and CEO of Emmis Capital, a bridge capital fund for financing growth companies listing on Nasdaq and NYSE. Since December 2006, he has led Grandview Capital, a FINRA-registered investment bank focused on high-impact capital formation for entrepreneurial growth companies. Peter has a masters degree in business administration from the University of Miami Herbert School of Business. We believe that Mr. Goldstein’s vast experience in navigating exchange listings and capital formation makes him an ideal fit for our Board.

David Lowenstein is our Chief Financial Officer and a Director. Mr. Lowenstein is a senior executive with broad experience scaling businesses from start-up to IPO and subsequent public and private market success and has particularly strong expertise in mergers and acquisitions, strategic planning as well as both public and private financing and has served on the boards of several public companies.  Since October 2024, Mr. Lowenstein has been the CEO at Renuable Computing Corporation. Since November 2021, he has been the Chair of the Investment Committee at Exchange Listing LLC. From September 2005 to November 2021, he was the CEO and Co-Founder of Secure Computing Corporation. Mr. Lowenstein was a Co-Founder, Director and Consultant at SOURCECORP (NASDAQ: SRCP) and has served in various senior management positions including Executive Vice-President Corporate Development, Chief Financial Officer and Treasurer from the company’s 1994 inception, through its 1996 IPO, and co-led the Company’s August 2006 sale to Apollo Partners LP. Mr. Lowenstein was also previously a Director and Audit Chair of Cricket Media (TSX.V: CKT and Board Chairman, Chair of the Compensation and Nominating committees, and Audit committee member of The Princeton Review (NASDAQ: REVU). David graduated with a Master of Science of Public Policy and Business Administration (Merit Scholar) from Carnegie Mellon University and received an Honors Bachelor of Arts in Economics from Sir Wilfred University. We believe that Mr. Lowenstein’s vast experience in navigating mergers and acquisitions, strategic planning and financings makes him an ideal fit for our Board.

Anna C Mallon is our Director. Ms. Mallon is the founder and has been the host of Global Investor Circles since 2024. She is also the founder and CIO of ExitPath Ventures since April 2024, as well as founder, VC lead and investor at S2L Ventures since 2016. Previously, she was the venture capital and startups lead at Amazon Web Services from January 2020 to October 2023 and the Pre-VC startups and ecosystem lead there from January 2020 to August 2023. She was the founding director, corporate L&D at The Creative Experience from 2013 to 2021. Ms. Mallon holds a B.A(Hons) from The Open university and an executive MBA from the Fox School of Business at Temple University. We believe that Ms. Mallon’s extensive experience with raising capital and assisting venture capital and startups makes her an ideal fit for our Board.

Low Koon Poh has been a director in IPO Partners Limited since July 2014 and the managing partner at KL Management Services since November 2002. He has also served as an independent director on the board of Advance Health Intelligence Limited since July 2020. He was executive chairman and chief executive officer of Medi Lifestyle Limited from June 2019 to February 2024 as well as an independent director on the board of Catalano Seafood Limited from March 2021 to October 2023. He is also a member of the Association of Chartered Certificate Accountants since 1998 and the Malaysian Institute of Accountants since 1999. We believe that Mr. Low’s extensive experience with corporate organizations as well as his international experience makes him an ideal fit for our Board.

Seth Farbman is our Director. Mr. Farbman has been the founder, chairman and president of VStock Transfer LLC since January 2011. He is also the founder of Share Media, LLC since January 2023, and co-chairman of vCheck Global LLC since January 2013. Mr. Farbman was also the co-founder of eSignatureGuarantee LLC from December 2015 to July 2025 and Vcorp Services from April 2008 to October 2016. He holds a B.A from Yeshiva University and J.D. from Cardozo School of Law. We believe that Mr. Farbman’s vast experience with to be listed and listed companies makes him an ideal fit for our Board.

Number and Terms of Office of Officers and Directors

We have five directors. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. The term of office of the first class of directors, consisting of Seth Farbman, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Low Koon Poh and Anna C. Mallon, will expire at the second annual meeting of shareholders. The term of office of the third class of directors, consisting of David Lowenstein and Peter Goldstein, will expire at the third annual meeting of shareholders. We may not hold an annual meeting of shareholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a corporate governance committee. Subject to phase-in rules and a limited exception, the rules of NASDAQ and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

Anna C Mallon and Low Koon Poh will serve as members of our audit committee, and Low Koon Poh will chair the audit committee. Under applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Anna C Mallon and Low Koon Poh meet the independent director standard under Rule 10-A-3(b)(1) of the Exchange Act. We intend to appoint one additional independent director to our board during the one-year period following this offering pursuant to the Nasdaq phase-in provisions for initial public offerings.

Each member of the audit committee is financially literate, and our board of directors has determined that Low Koon Poh qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm engaged by us;

●	pre-approving all audit and permitted non-audit services to be provided by the independent registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	setting clear hiring policies for employees or former employees of the independent registered public accounting firm, including but not limited to, as required by applicable laws and regulations;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures, (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues and (iii) all relationships between the independent registered public accounting firm and us to assess the independent registered public accounting firm’s independence;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Ms. Mallon, Mr. Poh and Mr. Farbman serve as members of our compensation committee, with Mr. Farbman serving as the chairman of the compensation committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Each such person meets the independent director standard under NASDAQ listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving on an annual basis the compensation of all of our other officers;

●	reviewing on an annual basis our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating, and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NASDAQ and the SEC.

Nominating and Corporate Governance Committee

The members of the committee are Anna C. Mallon, Low Koon Poh, and Seth Farbman. Anna C. Mallon serves as the Chair of the Committee.

We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

●	identifying and screening individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the board of directors;

●	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

●	overseeing our policies and procedures with respect to the consideration of director candidates recommended by shareholders, including the submission of any proxy access nominees by shareholders;

●	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics applicable to our directors, officers and employees. Our code of ethics contains a conflict of interest policy that prohibits our directors and executive officers, and other related parties, from engaging in any transaction that involves a conflict of interest with the Company. The conflict of interest policy provides that a committee of independent members of the board of directors may, among other things, cause any officer or director who has a direct or indirect interest in a transaction to recuse him or herself from the consideration of such transaction and, to the extent necessary, the committee may retain appropriately qualified, non-conflicted personnel to advise the Company in connection with such transaction. Our Code of Ethics was filed as an exhibit to the registration statement for our initial public offering. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Peter Goldstein	Exchange Listing LLC	Consulting	Founder and CEO
	Grandview Capital	Advisory and Consulting	CEO
David Lowenstein	HackJacket Inc.	Business consulting and cybersecurity	CEO
	Exchange Listing LLC	Consulting	Chair, Investment Committee
Anna C Mallon	LumiEra Properties Limited	Property investment and development (UK)	Founder and Director
	The Creative Experience & S2L Ventures	Corporate innovation, training and startup advisory	Founder and Director
Low Koon Poh	Advances Health Intelligence Limited	Health technology	Independent Director
	IPO Partners	Business consulting	Director
	KL Management Services	Accounting and business consulting	Managing Partner
Seth Farbman	VStock Transfer Inc	Transfer agent services	Chairman
	VCheck Global LLC	Consulting	Co-Chairman
	Share Media LC	Consulting	Founder

Our sponsor, its affiliates and promoters do not have prior experience in organizing special purpose acquisition companies and are not involved in other special purpose acquisition companies. In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. As a result, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target which could materially affect our ability to complete our initial business combination.  In the event they become involved in other SPACs seeking initial business combinations, our sponsor, officers and directors may have conflicts of interest in determining whether to present business combination opportunities to us or to any other SPAC with which they may become involved. If any of our sponsor, officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination target, which could materially affect our ability to complete our initial business combination. Notwithstanding the foregoing, it is currently expected that, with respect to acquisition opportunities, our Company will have priority over any other SPACs with which our sponsor, officers or directors become involved until we complete our initial business combination or enter into a contractual agreement that would restrict our ability to engage in material discussions regarding a potential initial business combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our initial shareholders purchased founder shares prior to the date of our IPO and purchased private placement units in a transaction that closed simultaneously with the closing of our IPO. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the trust account. If we do not complete our initial business combination within the prescribed time frame, the private placement share rights will expire worthless. Furthermore, our sponsor, officers and directors have agreed not to transfer, assign or sell any of their founder shares and any Class A ordinary shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial business combination or (ii) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lockup. The private placement units (including the securities underlying such units) will not be transferable until 30 days following the completion of our initial business combination. Because each of our officers and director will own ordinary shares or units directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our sponsor invested in us an aggregate of $3,700,000, comprised (or of the $25,000 purchase price for the founder shares (or approximately $0.007 per share) and the $3,675,000 purchase price for the private placement units (or $10.00 per unit). Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

●	certain members of our management team may receive compensation upon consummation of our initial business combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our sponsor or a member of our management team a finder’s fee, advisory fee, consulting fee or success fee in order to effectuate the completion of our initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination.

Upon consummation of our IPO, we repaid $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses, and we commenced paying an affiliate of our sponsor $10,000 per month for office space and administrative and personnel services. In the event that we obtain working capital loans from our sponsor to finance transaction costs related to our initial business combination, up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of our sponsor. Additionally, following consummation of a business combination, members of our management team will be entitled to reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. As a result, there may be actual or potential material conflicts of interest between members of our management team, our sponsor and its affiliates on one hand, and purchasers in this offering on the other. See the sections titled “Business — Sponsor Information”, “Business — Conflicts of Interest”, “Risk Factors — Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination — Since our sponsor, officers and directors, any other holder of our founder shares, may lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.”

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed to vote their founder shares, and they and the other members of our management team have agreed to vote their founder shares and any shares purchased during or after the offering in favor of our initial business combination, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the business combination transaction. The non-managing investors in the sponsor are not required to (i) hold any units, Class A ordinary shares or public units they may purchase in the IPO or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. They will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may have purchased in our IPO as the rights afforded to our other public shareholders.

Legal Proceedings

Unless otherwise indicated, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time,

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses),

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities,

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated,

●	Having any government agency, administrative agency, or administrative court impose an administrative finding, order, decree, or sanction against them as a result of their involvement in any type of business, securities, or banking activity,

●	Being the subject of a pending administrative proceeding related to their involvement in any type of business, securities, or banking activity, or

●	Having any administrative proceeding threatened against them related to their involvement in any type of business, securities, or banking activity.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of directors and officers, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our directors and officers to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect.

We have entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our directors and officers.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that for the year ended December 31, 2025, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with, except for the initial Form 3 filings for Seth Farbman, Anna C. Mallon, and Low Koon Poh which were filed late due to administrative delays.

ITEM 11. EXECUTIVE COMPENSATION

Executive Officer and Director Compensation

None of our officers or directors has received any cash compensation for services rendered to us. Each independent director indirectly holds 35,000 founder shares through our sponsor. Since the underwriters’ over-allotment option was exercised in full, no founder shares were forfeited by our independent directors. We may pay finder’s and consulting fees to our initial shareholders or any of their respective affiliates for services rendered prior to or in connection with the completion of our initial business combination. In addition, our officers, directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our initial shareholders or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

Following a business combination, to the extent we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Clawback Policy

On September 26, 2025, our board of directors adopted a clawback policy (the “Clawback Policy”) permitting the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the board in accordance with Section 10D of the Exchange Act and Nasdaq rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the board (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the board. If the board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. Refer to Exhibit 97.1 of this Annual Report for the Company’s Clawback Policy.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Annual Report, and as adjusted to reflect the sale of our ordinary shares included in the units offered by this Annual Report, and assuming no purchase of units in the IPO, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors; and

●	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares (2)
Emmis Capital Sponsor LLC (3)(4)	4,143,333	26.3%
Peter Goldstein(3)(4)	4,143,333	26.3%
David Lowenstein	-	- *
Anna C. Mallon(5)	35,000	*
Low Koon Poh(5)	35,000	*
Seth Farbman(5)	35,000	*
All executive officers and directors as a group (five individuals)	4,143,333	26.9%
I-Bankers Securities, Inc.(6)	132,5000	*
Glazer Capital, LLC (7)	800,000	5.1%
Karpus Management, Inc.(8)	913,836	5.8%

*	Indicates less than 1%.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Emmis Acquisition Corp., 515 E. Las Olas Blvd., Suite 120, Fort Lauderdale, Florida 33301.

(2)	Beneficial Ownership: Includes shares of Class A and Class B ordinary shares. Class B shares are convertible into Class A shares on a one-for-one basis.

(3)	Percentage: Based on 15,775,833 total ordinary shares outstanding.

(4)	Sponsor Shares: Represents 3,833,333 Class B founder shares and 310,000 Class A shares included in the private units. Peter Goldstein is the managing member of the sponsor and may be deemed to have voting/dispositive power over these shares.

(5)	Director Shares: Reflects the 30,000 Class B founder shares transferred to each independent director by the sponsor in August 2025.

(6)	Consists of 75,000 Representative shares (Class A) and 57,500 Class A shares in the private placement units.

(7)	Based on a Schedule 13G filed on November 13, 2025, by Glazer Capital, LLC, a Delaware limited liability company, and Paul J. Glazer. The address of the reporting person is 250 West 55th Street, Suite 30A, New York, New York 10019. This reporting person has shared power to vote or direct the vote and shared power to dispose or direct the disposition of such shares.

(8)	Based on a Schedule 13G filed on February 13, 2026, by Karpus Management, Inc. The principal business address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.

Because of our initial shareholders’ ownership block, our initial shareholders may be able to effectively influence the outcome of all matters requiring approval by our shareholders, including the election of directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions, including approval of our initial business combination.

Our initial shareholders have agreed (A) to vote any shares owned by them in favor of any proposed business combination (subject to applicable securities laws) provided that in connection with any proposed business combination, our initial shareholders will not vote any ordinary shares that they purchase after we publicly announce our intention to engage in such proposed business combination, (B) not to redeem any shares owned by them in connection with a shareholder vote to approve a proposed initial business combination or amendment to our amended and restated memorandum and articles of association prior thereto and (C) to waive liquidation rights with respect to their founder shares.

Our sponsor and its controlling individuals and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On May 30, 2025, the Company entered into a securities subscription agreement with the sponsor, pursuant to which the Company agreed to issue 3,833,333 class B ordinary shares for a consideration of $25,000, or approximately $0.007 per share. On June 27, 2025, the sponsor issued a promissory note to the Company for the principal amount of $25,000 for the issuance of the founder shares. The Company received the payment of $25,000 from the sponsor on August 27.

Our sponsor and the representative of the underwriters purchased an aggregate of 367,500 private placement units at a price of $10.00 per unit, or $3,675,500 in the aggregate, in a private placement that closed simultaneously with the closing of our IPO. Each private placement unit consists of one Class A ordinary share and one Share Right to receive one tenth (1/10) of a Class A ordinary share upon the consummation of an initial business combination Of those 367,500 private placement units, our sponsor has purchased 310,000 units and I-Bankers purchased 57,500 units. The private placement units are identical to the units sold in our IPO, subject to certain limited exceptions as described in the prospectus for our IPO.

Prior to or in connection with the completion of our initial business combination, there may be payment by the company to our sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account.

We reimburse an affiliate of our sponsor in an amount equal to $10,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

Prior to the closing of our IPO, our sponsor loaned us $300,000 to be used for a portion of the expenses of the IPO. These loans were non-interest bearing, unsecured and were repaid on the closing of the IPO.

Seth Farbman, our director, is the founder and has been the chairman and president of VStock Transfer LLC, our transfer agent, since January 2011.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required on a non-interest basis. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use amounts held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

We have until the date that is 18 months from the closing of our IPO or until such earlier liquidation date as our board of directors may approve, to consummate our initial business combination. If we anticipate that we may be unable to consummate our initial business combination within such 18-month period, we may seek shareholder approval to amend our amended and restated memorandum and articles of association to extend the date by which we must consummate our initial business combination. If we seek shareholder approval for an extension, holders of public shares will be offered an opportunity to redeem their shares at a per share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding public shares, subject to applicable law.

Any of the foregoing payments to our sponsor, repayments of loans from our sponsor or repayments of working capital loans prior to our initial business combination will be made using funds held outside the trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares and private placement units.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors has adopted a policy setting forth the policies and procedures for its review and approval or ratification of “related party transactions.” A “related party transaction” is any consummated or proposed transaction or series of transactions: (i) in which the company was or is to be a participant; (ii) the amount of which exceeds (or is reasonably expected to exceed) the lesser of $120,000 or 1% of the average of the company’s total assets at year end for the prior two completed fiscal years in the aggregate over the duration of the transaction (without regard to profit or loss); and (iii) in which a “related party” had, has or will have a direct or indirect material interest. “Related parties” under this policy will include: (i) our directors, nominees for director or officers or any person who has served in such roles since the beginning of the most recent fiscal year, even if he or she does not currently serve in that role; (ii) any record or beneficial owner of more than 5% of any class of our voting securities; (iii) any immediate family member of any of the foregoing if the foregoing person is a natural person; and (iv) any other person who maybe a “related person” pursuant to Item 404 of Regulation S-K under the Exchange Act. Pursuant to the policy, the audit committee will consider (i) the relevant facts and circumstances of each related party transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s-length dealings with an unrelated third party, (ii) the extent of the related party’s interest in the transaction, (iii) whether the transaction contravenes our code of ethics or other policies, (iv) whether the audit committee believes the relationship underlying the transaction to be in the best interests of the company and its shareholders and (v) if the related party is a director or an immediate family member of a director, the effect that the transaction may have on a director’s status as an independent member of the board and on his or her eligibility to serve on the board’s committees. Management will present to the audit committee each proposed related party transaction, including all relevant facts and circumstances relating thereto. Under the policy, we may consummate related party transactions only if our audit committee approves or ratifies the transaction in accordance with the guidelines set forth in the policy. The policy will not permit any director or officer to participate in the discussion of, or decision concerning, a related person transaction in which he or she is the related party.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, including the following payments, all of which, if made prior to the completion of our initial business combination, will be paid from funds held outside the trust account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

●	reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our sponsor, in an amount equal to $10,000 per month;

●	Payment of consulting, success or finder fees to our sponsor, our officers, directors, advisors, or their respective affiliates in connection with the consummation of our initial business combination;

●	We may engage our sponsor or an affiliate of our sponsor as an advisor or otherwise in connection with our initial business combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial business combination; and

●	Repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination.

Director Independence

NASDAQ listing standards require that a majority of our board of directors be independent, subject to certain phase-in provisions. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that each of Ms. Mallon, Mr. Poh and Mr. Farbman are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of TAAD, LLP, or TAAD, acts as our independent registered public accounting firm. The following is a summary of fees paid to TAAD, LLP for services rendered.

Audit Fees. During the period from March 21, 2025 (inception) through December 31, 2025, fees for our independent registered public accounting firm were approximately $104,971 for the services TAAD, LLP performed in connection with our IPO and the audit of our December 31, 2025 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. During the period from March 21, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. During the period from March 21, 2025 (inception) through December 31, 2025, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. During the period from March 21, 2025 (inception) through December 31, 2025, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

IPO and services provided by our independent registered public accounting firm other than those set forth above.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPOIPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
3.1*	Amended and Restated Memorandum and Articles of Association of the Company, dated September 24, 2025.
4.1(2)	Specimen Unit Certificate.
4.2(2)	Specimen Ordinary Share Certificate.
4.3(2)	Specimen Rights Certificate.
4.4(1)	Share Rights Agreement, dated September 24, 2025, between the Registrant and VStock Transfer, LLC.
4.5*	Description of Securities of the Registrant
10.1(2)	Investment Management Trust Agreement, dated September 24, 2025, between the Company and VStock Transfer, LLC.
10.2(2)	Private Placement Unit Purchase Agreement, dated September 24, 2025, between the Company and Emmis Capital Sponsor LLC.
10.3(2)	Private Placement Unit Purchase Agreement, dated September 24, 2025, between the Company and I-Bankers Securities, Inc.
10.4(1)	Registration Rights Agreement, dated September 24, 2025, among the Company, the Sponsor and certain securityholders.
10.5*	Administrative Services Agreement, dated September 24, 2025, between the Company and the Sponsor.
10.6(1)	Letter Agreement, dated September 24, 2025, by and among the Company, the Sponsor, the initial shareholders and each officer and director of the Company.
10.7(1)	Form of Indemnity Agreement.
10.8(1)	Underwriting Agreement, dated September 24, 2025, between the Company and I-Bankers Securities, Inc.
10.9(1)	Business Combination Marketing Agreement, dated September 24, 2025, between the Company and I-Bankers Securities, Inc.
14*	Code of Ethics
19.1*	Insider Trading Policy
31.1*	Certification of Chief Executive Officer (Principal Executive Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) required by Rule 13a-14(a) or Rule 15d-14(a).
32.1*	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2*	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
97.1*	Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Registrant’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 29, 2025.

(2)	Incorporated by reference to an exhibit to the Registrant’s Form S-1 (File No. 333-288530), filed with the SEC on July 3, 2025, as amended.

ITEM 16. FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Emmis Acquisition Corp.

Date: March 27, 2026	By:	/s/ Peter Goldstein
Peter Goldstein
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Peter Goldstein	Chief Executive Officer and Director	March 27, 2026
Peter Goldstein	(Principal Executive Officer)

/s/ David Lowenstein	Chief Financial Officer	March 27, 2026
David Lowenstein	(Principal Financial Officer and Principal Accounting Officer)

/s/ Anna C. Mallon	Director	March 27, 2026
Anna C. Mallon

/s/ Low Koon Poh	Director	March 27, 2026
Low Koon Poh

/s/ Seth Farbman	Director	March 27, 2026
Seth Farbman

EMMIS ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Emmis Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Emmis Acquisition Corp. as of December 31, 2025, the related statements of operations, changes in shareholders’ equity and cash flows for the period from March 21, 2025 (inception) through December 31, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and the results of its operations and its cash flows for the period from March 21, 2025 (inception) through December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ TAAD, LLP

We have served as the Company’s auditor since 2025.

Diamond Bar, California

March 27, 2026

EMMIS ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

ASSETS
Assets
Current assets:
Cash	$947,868
Due from sponsor	19,110
Prepaid expenses	170,223
Total current assets	1,137,201
Non-current assets:
Long term prepaid insurance	34,045
Cash and marketable securities held in Trust Account	116,149,606
Total non-current assets	116,183,651
Total Assets	$117,320,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accrued expense	$21,707
Accrued offering costs	75,000
Total current liabilities	96,707
Total Liabilities	96,707

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.10 per share	116,149,606

Shareholders’ Equity
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; no shares issued or outstanding	—
Class A ordinary shares, $0.0001 par value per share; 200,000,000 shares authorized; 442,500 shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption	45
Class B ordinary shares, $0.0001 par value per share; 20,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)(2)	383
Additional paid-in capital	233,554
Retained Earnings	840,557
Total Shareholders’ Equity	1,074,539
Total Liabilities and Shareholders’ Equity	$117,320,852

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the financial statements.

EMMIS ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative costs	$309,049
Loss from operations	(309,049)
Other income:
Interest earned on cash and marketable securities held in Trust Account	1,149,606
Other income, net	1,149,606

Net income	$840,557

Basic and diluted weighted average shares outstanding of Class A ordinary shares	4,022,737
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.11
Basic weighted average shares outstanding of Class B ordinary shares	3,501,754
Basic net income per ordinary share, Class B ordinary shares	$0.11
Diluted weighted average shares outstanding of Class B ordinary shares (1)(2)	3,815,789
Diluted net income per ordinary share, Class B ordinary shares	$0.11

(1)	Represents 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were excluded from weighted average shares outstanding for purposes of basic net income per share prior to the Initial Public Offering. Upon the full exercise of the over-allotment option on September 26, 2025, such shares were no longer subject to forfeiture and have been treated as issued and outstanding from the IPO date. The impact of these shares is included in diluted net income per share, as applicable (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the financial statements.

EMMIS ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A		Class B		Share	Additional		Total
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Earnings	Equity
Balance as of March 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B ordinary shares issued to Initial Shareholder(1)(2)	—	—	3,833,333	383	(25,000)	24,617	—	—
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(5,476,346)	—	(5,476,346)
Sale of 367,000 Private Placement Units	367,500	37	—	—	—	3,674,963	—	3,675,000
Fair value of representative shares deferred until IPO	75,000	8	—	—	—	—	—	8
Fair value of rights included in Public units	—	—	—	—	—	2,070,000	—	2,070,000
Allocated value of transaction costs to Class A shares	—	—	—	—	—	(59,680)	—	(59,680)
Receipt of proceeds for the issuance of founder shares	—	—	—	—	25,000	—	—	25,000
Net income	—	—	—	—	—	—	840,557	840,557
Balance at December 31, 2025	442,500	$45	3,833,333	$383	$—	$233,554	$840,557	$1,074,539

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of the financial statements.

EMMIS ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net income	$840,557
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,149,606)
Changes in operating assets and liabilities:
Prepaid expenses	(170,223)
Payment of operation costs through promissory note – related party	40,140
Long term prepaid insurance	(34,045)
Accounts payable and accrued expenses	21,707
Net cash used in operating activities	(451,470)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from financing Activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	113,275,000
Proceeds from sale of Private Placement Units	3,675,000
Due from Sponsor	(19,110)
Repayments for promissory notes outstanding balances	(152,114)
Payment of offering costs	(404,438)
Net cash provided by financing activities	116,399,338

Net Change in Cash	947,868
Cash – Beginning of period	—
Cash – End of period	$947,868

Supplemental Disclosure of Noncash Activities:
Offering costs included in accrued offering costs	$75,000
Accretion of Class A ordinary shares to redemption value	$5,476,338
Deferred offering costs paid through promissory note – related party	$111,974

The accompanying notes are an integral part of the financial statements.

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of December 31, 2025, the Company had not commenced any operations. All activity for the period from March 21, 2025 (inception) through December 31, 2025 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s future financial position, results of its operations and/or search for a target company, there has been no significant impact as of the date of this financial statements. The financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

As a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”).

Liquidity and Capital Resources

The Company’s liquidity needs up to September 26, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At December 31, 2025, the Company had $947,868 cash and had a working capital surplus of $1,040,494.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Units, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination.

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

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $947,868 in cash and no cash equivalents as of December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At December 31, 2025, substantially all of the assets in the Trust Account amounting to $116,149,606 were held in money market funds which invest in U.S. Treasury securities. Interest earned on marketable securities held in Trust Account for the period from March 21, 2025 (inception) through December 31, 2025 is $1,149,606.

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

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Rights

The Company accounted for the Public and Private Placement Rights (as defined in Notes 3 and 4) to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. As of December 31, 2025, the Public Rights and Private Placement Rights remain outstanding following the separation of the units issued in the Initial Public Offering.

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net loss by the weighted average ordinary shares outstanding for the respective period.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net loss per ordinary share.

The calculation of diluted net income per ordinary share includes the effect of additional Class B founder shares that were previously subject to forfeiture. Upon the lapse of the forfeiture provisions, these shares were no longer contingently returnable and were therefore included in diluted weighted average shares outstanding for the period presented.

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Period from March 21, 2025 (Inception) Through
	December 31, 2025
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$449,378	$391,179
Denominator
Basic weighted average ordinary shares outstanding	4,022,737	3,501,754
Basic net income per ordinary share	$0.11	$0.11

	For the Period from March 21, 2025 (Inception) Through
	December 31, 2025
	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$431,374	$409,183
Denominator
Diluted weighted average ordinary shares outstanding	4,022,737	3,815,789
Diluted net income per ordinary share	$0.11	$0.11

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,070,000)
Class A ordinary shares issuance cost	(2,256,740)
Plus:
Accretion of carrying value to redemption value	5,476,346
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$116,149,606

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On May 30, 2025, the Company entered into a securities subscription agreement with the Sponsor, pursuant to which the Company agreed to issue 3,833,333 Class B ordinary shares (up to 500,000 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised), for a consideration of $25,000, or approximately $0.007 per share. On June 27, 2025, the Sponsor issued a promissory note to the Company for the principal amount of $25,000 for the issuance of the founder shares which is recorded as share subscription receivable in the balance sheet. The Company received the payment of $25,000 from the Sponsor on August 27, 2025. Borrowings under the promissory note amounting to $25,000 are no longer available. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise of the over-allotment option by the underwriter, the 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares.

Administrative Services Agreement

The Company has agreed, commencing on September 24, 2025, the effective date the Company’s Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. As of December 31, 2025, the Company incur $32,333 in fees for these services, of which amount of $2,333 is included in accrued expenses in the accompanying balance sheet.

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

Due from Sponsor

On December 31, 2025 the Sponsor received $19,110 in excess of the amount due to be repaid on the promissory note. As such the Company has recorded a due from Sponsor on the balance sheet for this amount.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there are no Working Capital Loans outstanding.

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the founder shares, Private Placement Units (and its component securities) and Public Placement Units (and its component securities) that may be issued upon conversion of the Working Capital Loans will have registration rights to require the Company to register a sale of any of the Company’s securities held by them and any other securities of the Company acquired by them prior to the consummation of the initial Business Combination pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain piggyback registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

The underwriter and/or its designees have agreed (i) to waive their redemption rights with respect to such shares in connection with the completion of its initial Business Combination, and (ii) to waive their rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within 18 months from the closing of the Initial Public Offering.

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

NOTE 7 — SHAREHOLDER’S ACQUITY

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2025, there were 442,500 Class A ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares as of December 31, 2025.

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

As of December 31, 2025, there are a total of 11,867,500 rights outstanding.

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

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

The following table presents information about the Company’s assets that are measured at fair value on as of December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2025
Assets:
Cash and Marketable securities held in Trust account	1	$116,149,606

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

September 26, 2025
Expected term to De-SPAC (Years)	$1.50
Probability of De-SPAC and instrument-specific market adjustment	18.0%
Risk -free rate (continuous)	$3.63
Implied share price	$9.82

NOTE 9 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that there is only one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets.

December 31,
2025
Cash	$947,868
Cash and marketable securities held in Trust Account	$116,149,606

EMMIS ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

For The Period From March 21, 2025 (Inception) Through
December 31, 2025
General and administrative costs	$309,049
Interest earned on cash and marketable securities held in Trust Account	$1,149,606

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the business combination period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to March 27, 2026, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.