Form 10-Q
period 2026-03-31
Emmis Acquisition Corp.
filed 2026-05-14
CIK 2075816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, there were 11,942,500 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EMMIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of March 31, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended March 31, 2026 and for the Period from March 21, 2025 (Inception) through March 31, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Equity for the Three Months Ended March 31, 2026 and for the Period from March 21, 2025 (Inception) through March 31, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Three Months Ended March 31, 2026 and for the Period from March 21, 2025 (Inception) through March 31, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMMIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$782,141	$947,868
Due from sponsor	22,350	19,110
Prepaid expenses	229,549	170,223
Total Current Assets	1,034,040	1,137,201
Non-current assets:
Long term prepaid insurance	—	34,045
Cash and marketable securities held in Trust Account	117,288,329	116,149,606
Total non-current assets	117,288,329	116,183,651
TOTAL ASSETS	$118,322,369	$117,320,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accrued expense	$49,990	$21,707
Accrued offering costs	75,000	75,000
Total current liabilities	124,990	96,707
Total Liabilities	124,990	96,707

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.20 and $10.10 per share as of March 31, 2026 and December 31, 2025, respectively	117,288,329	116,149,606

Shareholders’ Equity
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; no shares issued or outstanding at March 31, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value per share; 200,000,000 shares authorized; 442,500 shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption at March 31, 2026 and December 31, 2025	45	45
Class B ordinary shares, $0.0001 par value per share; 20,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)(2) at March 31, 2026 and December 31, 2025	383	383
Additional paid-in capital	―	233,554
Retained earnings	908,622	840,557
Total Shareholders’ Equity	909,050	1,074,539
Total Liabilities and Shareholders’ Equity	$118,322,369	$117,320,852

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 21, 2025 (Inception) Through March 31,
	2026	2025
General and administrative costs	$165,489	$—
Loss from operations	(165,489)	—
Other income:
Interest earned on cash and marketable securities held in Trust Account	1,138,723	—
Other income	1,138,723	—

Net income	$973,234	$—

Basic and diluted weighted average shares outstanding of Class A ordinary shares	11,942,500	—
Basic and diluted net income per ordinary share, Class A ordinary shares	0.06	—
Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)(2)	3,833,333	3,333,333
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.06	$—

(1)	Represents 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were excluded from weighted average shares outstanding for purposes of basic net income per share prior to the Initial Public Offering. Upon the full exercise of the over-allotment option on September 26, 2025, such shares were no longer subject to forfeiture and have been treated as issued and outstanding from the IPO date. The impact of these shares is included in diluted net income per share, as applicable (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Share	Additional		Total
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Equity	Deficit	Equity
Balance as of December 31, 2025	442,500	$45	3,833,333	$383	$—	$233,554	$840,557	$1,074,539
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(233,554)	(905,169)	(1,138,723)
Net income	—	—	—	—	—	—	973,234	973,234
Balance at March 31, 2026	442,500	$45	3,833,333	$383	—	$ ―	$908,622	$909,050

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH MARCH 31, 2025

Total
	Class A		Class B		Share	Additional		Shareholder’s
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)
Balance as of March 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B ordinary shares issued to Initial Shareholder(1)(2)	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2025	—	$—	3,833,333	$383	(25,000)	$24,617	—	—

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Period from March 21, 2025 (Inception) Through March 31,
	2026	2025
Cash Flows from Operating Activities:
Net income	$973,234	$—
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,138,723)	—
Changes in operating assets and liabilities:
Prepaid expenses	(59,326)	—
Long term prepaid insurance	34,045	—
Accounts payable and accrued expenses	28,283	—
Net cash used in operating activities	(162,487)	—

Cash Flows from Financing Activities:
Due from Sponsor	(3,240)	—
Net cash used in financing activities	(3,240)	—

Net Change in Cash	(165,727)	—
Cash – Beginning of period	947,868	—
Cash – End of period	$782,141	$—

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$1,138,723	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026 and for the period from March 21, 2025 (inception) through March 31, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to September 26, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At March 31, 2026, the Company had $782,141 cash and had a working capital surplus of $909,050.

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $782,141 and $947,868 in cash and no cash equivalents as of March 31, 2026, and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At March 31, 2026 and December 31, 2025, substantially all of the assets in the Trust Account amounting to $117,288,329 and $116,149,606, respectively, were held in money market funds which invest in U.S. Treasury securities. Interest earned on marketable securities held in Trust Account for the three months ended March 31, 2026, and for the period from March 21, 2025 (inception) through March 31, 2025 is $1,138,723 and $0, respectively.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheet, primarily due to their short-term nature.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the unaudited condensed balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The underwriters’ over-allotment option is deemed to be a freestanding financial instrument indexed on the contingently redeemable shares and will be accounted for as a liability pursuant to ASC 480 if not fully exercised at the time of the Initial Public Offering. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, no over-allotment option liability will be recognized in the Company’s unaudited condensed balance sheet.

Rights

The Company accounted for the Public and Private Placement Rights (as defined in Notes 3 and 4) to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. As of March 31, 2026, the Public Rights remain outstanding following the separation of the Public Units issued in the Initial Public Offering. The Private Placement Rights remain embedded within the Private Units.

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Period from March 21, 2025 (Inception) Through
	March 31, 2026		March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$736,750	$236,484	$—	$—
Denominator
Basic weighted average ordinary shares outstanding	11,942,500	3,833,333	—	3,333,333
Basic net income per ordinary share	$0.06	$0.06	$—	$—

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of March 31, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,070,000)
Class A ordinary shares issuance cost	(2,256,740)
Plus:
Remeasurement of carrying value to redemption value	5,476,346
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$116,149,606
Plus:
Remeasurement of carrying value to redemption value	1,138,723
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$117,288,329

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

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

Administrative Services Agreement

The Company has agreed, commencing on September 24, 2025, the effective date the Company’s Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. For the three months ended March 31, 2026, and for the period from March 21, 2025 (inception) through March 31, 2025, the Company incurred $30,000 and $0 in fees for these services, respectively, of which such amount is included in accrued expenses in the accompanying unaudited condensed balance sheet.

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

Due from Sponsor

On March 31, 2026, the Company recorded a receivable from the Sponsor of $22,350 related to an overpayment made in connection with the repayment of the promissory note during the Initial Public Offering. As such the Company has recorded a due from Sponsor on the unaudited condensed balance sheet for this amount.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, there are no Working Capital Loans outstanding.

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and December 31, 2025, there were 442,500 Class A ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares as of March 31, 2026 and December 31, 2025.

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

As of March 31, 2026 and December 31, 2025, there are a total of 11,867,500 rights outstanding.

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on as of March 31, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$117,288,329	$116,149,606

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

	March 31, 2026	December 31, 2025
Cash	$782,141	$947,868
Cash and marketable securities held in Trust Account	$117,288,329	$116,149,606

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

	FOR THE THREE MONTHS ENDED	FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH
	MARCH 31, 2026	MARCH 31, 2025
General and administrative costs	$165,489	$—
Interest earned on cash and marketable securities held in Trust Account	$1,138,723	$—

General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to May 14, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 21, 2025 (inception) through March 31, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination agreement. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had a net income of $973,234, which consists of interest income on cash and marketable securities held in the trust account of $1,138,723, offset by operating costs of $165,489.

For the period from March 21, 2025 (inception) through March 31, 2025, we had a net loss of $0, which consists of operating costs of $0, offset by interest income on marketable securities held in the Trust Account of $0.

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

For the three months ended March 31, 2026, cash used in operating activities was $162,487. Net income of $973,234 was affected by interest earned on cash and marketable securities held in the trust account of $1,138,723. Changes in operating assets and liabilities provided $3,002 of cash for operating activities.

For the period from March 21, 2025 (inception) through March 31, 2025, cash provided by operating activities was $0. Net loss of $0 was affected by interest earned on marketable securities held in the Trust Account of $0, Changes in operating assets and liabilities provided $0 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $117,288,329 (including approximately $1,138,723 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $782,141. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2025 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EMMIS ACQUISITION CORP.

Date: May 14, 2026	By:	/s/ Peter Goldstein
	Name:	Peter Goldstein
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ David Lowenstein
	Name:	David Lowenstein
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)