Form 10-Q
period 2026-06-30
Emmis Acquisition Corp.
filed 2026-08-06
CIK 2075816

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 6, 2026, there were 11,942,500 Class A ordinary shares, $0.0001 par value and 3,833,333 Class B ordinary shares, $0.0001 par value, issued and outstanding.

EMMIS ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Statements of Operations for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from March 21, 2025 (Inception) through June 30, 2025 (Unaudited)	2
Condensed Statements of Changes in Shareholder’s Equity for the Three Months Ended June 30, 2026 and 2025, for the Six Months Ended June 30, 2026 and for the Period from March 21, 2025 (Inception) through June 30, 2025 (Unaudited)	3
Condensed Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from March 21, 2025 (Inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
Part II. Other Information	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	20
Part III. Signatures	21

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

EMMIS ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash	$708,065	$947,868
Due from sponsor	19,100	19,110
Prepaid expenses	163,618	170,223
Total Current Assets	890,783	1,137,201
Non-current assets:
Long term prepaid insurance	—	34,045
Cash and marketable securities held in Trust Account	118,179,368	116,149,606
Total non-current assets	118,179,368	116,183,651
TOTAL ASSETS	$119,070,151	$117,320,852

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Current liabilities:
Accrued expense	$48,884	$21,707
Accrued offering costs	75,000	75,000
Total current liabilities	123,884	96,707
Total Liabilities	123,884	96,707

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, 11,500,000 shares at redemption value of $10.28 and $10.10 per share as of June 30, 2026 and December 31, 2025, respectively	118,179,368	116,149,606

Shareholders’ Equity
Preference shares, $0.0001 par value per share; 1,000,000 shares authorized; no shares issued or outstanding at June 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value per share; 200,000,000 shares authorized; 442,500 shares issued or outstanding, excluding 11,500,000 shares subject to possible redemption at June 30, 2026 and December 31, 2025	45	45
Class B ordinary shares, $0.0001 par value per share; 20,000,000 shares authorized; 3,833,333 shares issued and outstanding (1)(2) at June 30, 2026 and December 31, 2025	383	383
Additional paid-in capital	―	233,554
Retained earnings	766,471	840,557
Total Shareholders’ Equity	766,899	1,074,539
Total Liabilities and Shareholders’ Equity	$119,070,151	$117,320,852

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,	For the Period from March 21, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative costs	$142,151	$22,780	$307,640	$22,780
Loss from operations	(142,151)	(22,780)	(307,640)	(22,780)

Other income:
Interest earned on cash and marketable securities held in Trust Account	891,039	—	2,029,762	—
Other income	891,039	—	2,029,762	—

Net Income (loss)	$748,888	$(22,780)	$1,722,122	$(22,780)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	11,942,500	—	11,942,500	—

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.05	$—	$0.11	$—

Basic and diluted weighted average shares outstanding of Class B ordinary shares(1)(2)	3,833,333	3,333,333	3,833,333	3,333,333

Basic and diluted net income (loss) per ordinary share, Class B ordinary shares	$0.05	$(0.01)	$0.11	$(0.01)

(1)	Represents 500,000 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. These shares were excluded from weighted average shares outstanding for purposes of basic net income per share prior to the Initial Public Offering. Upon the full exercise of the over-allotment option on September 26, 2025, such shares were no longer subject to forfeiture and have been treated as issued and outstanding from the IPO date. The impact of these shares is included in diluted net income per share, as applicable (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

(UNAUDITED)

	Class A		Class B		Share	Additional		Total
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Retained	Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Equity	Earning	Equity
Balance as of December 31, 2025	442,500	$45	3,833,333	$383	$—	$233,554	$840,557	$1,074,539
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	(233,554)	(905,169)	(1,138,723)
Net income	—	—	—	—	—	—	973,234	973,234
Balance at March 31, 2026	442,500	45	3,833,333	383	—	―	908,622	909,050
Accretion for Class A ordinary shares to redemption amount	—	—	—	—	—	—	(891,039)	(891,039)
Net income	—	—	—	—	—	—	748,888	748,888
Balance at June 30, 2026	442,500	$45	3,833,333	$383	—	$ ―	$766,471	$766,899

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND

FOR THE PERIOD FROM MARCH 21, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Share	Additional		Total
	Ordinary Shares		Ordinary Shares		Subscription	Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Receivable	Equity	Deficit	Deficit
Balance as of March 21, 2025 (inception)	—	$—	—	$—	$—	$—	$—	$—
Class B ordinary shares issued to Initial Shareholder(1)(2)	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	—	—
Balance at March 31, 2025	—	—	3,833,333	383	(25,000)	24,617	—	—
Net loss	—	—	—	—	—	—	(22,780)	(22,780)
Balance at June 30, 2025	—	$—	3,833,333	$383	$(25,000)	$24,617	$(22,780)	$(22,780)

(1)	Includes an aggregate of 500,000 Class B ordinary shares subject to forfeiture if the over-allotment is not exercised in full or in part by the underwriters. On September 26, 2025, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 500,000 Class B ordinary shares are no longer subject to forfeiture (Note 5).

(2)	This number has been retroactively adjusted to reflect the recapitalization of the Company in the form of the cancellation of 1 Class B ordinary share and the subsequent issuance of 3,833,333 Class B ordinary shares on June 27, 2025 (Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,	For the Period from March 21, 2025 (Inception) Through June 30,
	2026	2025
Cash Flows from Operating Activities:
Net income (loss)	$1,722,122	$(22,780)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(2,029,762)	—
General and administrative costs paid through promissory note – related party	—	22,780
Changes in operating assets and liabilities:
Prepaid expenses	6,605	—
Long term prepaid insurance	34,045	—
Accounts payable and accrued expenses	27,177	—
Net cash used in operating activities	(239,813)	—

Cash Flows from Financing Activities:
Due from Sponsor	10	—
Net cash provided financing activities	10	—

Net Change in Cash	(239,803)	—
Cash – Beginning of period	947,868	—
Cash – End of period	$708,065	$—

Non-Cash investing and financing activities:
Accretion of Class A ordinary shares to redemption value	$2,029,762	$—
Deferred offering costs included in accrued offering costs	—	$50,000
Deferred offering costs paid through promissory note – related party	—	$11,500

The accompanying notes are an integral part of these unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. As of June 30, 2026, the Company had not commenced any operations. All activity for the period from March 21, 2025 (inception) through June 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

JUNE 30, 2026

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

JUNE 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026 and for the period from March 21, 2025 (inception) June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity, Capital Resources and Going Concern

The Company’s liquidity needs up to September 26, 2025 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). At June 30, 2026, the Company had $708,065 cash and had a working capital surplus of 766,899.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Codification (“ASC”) 205-40, “Presentation of Financial Statements - Going Concern”, Management believes that the Company has sufficient funds to meet its working capital needs through the mandatory liquidation date. However, because the Company is required to complete its initial Business Combination or obtain an extension of the Combination Period by March 26, 2027, which falls within one year from the date these condensed financial statements are issued, or otherwise cease operations and liquidate, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

JUNE 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $708,065 and $947,868 in cash and no cash equivalents as of June 30, 2026, and December 31, 2025.

Cash and Marketable Securities Held in Trust Account

At June 30, 2026 and December 31, 2025, substantially all of the assets in the Trust Account amounting to $118,179,368 and $116,149,606, respectively, were held in money market funds which invest in U.S. Treasury securities. Interest earned on marketable securities held in Trust Account for the three and six months ended June 30, 2026, are $891,039 and $2,029,762, respectively.

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

JUNE 30, 2026

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Rights

The Company accounted for the Public and Private Placement Rights (as defined in Notes 3 and 4) to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their assigned values. As of June 30, 2026, the Public Rights remain outstanding following the separation of the Public Units issued in the Initial Public Offering. The Private Placement Rights remain embedded within the Private Units.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

With respect to the accretion of Class A ordinary shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

The calculation of diluted net income per ordinary share includes the effect of additional Class B founder shares that were previously subject to forfeiture. Upon the lapse of the forfeiture provisions, these shares were no longer contingently returnable and were therefore included in diluted weighted average shares outstanding for the period presented.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended		For the Three Months Ended
	June 30, 2026		June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$566,917	$181,971	$—	$(22,780)
Denominator
Basic weighted average ordinary shares outstanding	11,942,500	3,833,333	—	3,333,333
Basic net income per ordinary share	$0.05	$0.05	$—	$(0.01)

	For the Six Months Ended		For the Period from March 21, 2025 (Inception) Through
	June 30, 2026		June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income	$1,303,668	$418,454	$—	$(22,780)
Denominator
Basic weighted average ordinary shares outstanding	11,942,500	3,833,333	—	3,333,333
Basic net income per ordinary share	$0.11	$0.11	$—	$(0.01)

Class A Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s unaudited condensed balance sheet. As of June 30, 2026 and December 31, 2025, the Class A ordinary shares subject to possible redemption reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Rights	(2,070,000)
Class A ordinary shares issuance cost	(2,256,740)
Plus:
Remeasurement of carrying value to redemption value	5,476,346
Class A Ordinary Shares subject to possible redemption, December 31, 2025	$116,149,606
Plus:
Remeasurement of carrying value to redemption value	1,138,723
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$117,288,329
Plus:
Remeasurement of carrying value to redemption value	891,039
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$118,179,368

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Administrative Services Agreement

The Company has agreed, commencing on September 24, 2025, the effective date the Company’s Initial Public Offering through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay an affiliate of Sponsor a total of $10,000 per month for office space, administrative and shared personnel support services. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $60,000 in fees for these services, respectively, of which $32,333 amount is included in accrued expenses in the accompanying unaudited condensed balance sheets. For the three months ended June 30, 2025 and for the period from March 21, 2025 (inception) through June 30, 2025, the Company did not incur any fees for these services.

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

Due from Sponsor

On June 30, 2026, the Company recorded a receivable from the Sponsor of $19,100 related to an overpayment made in connection with the repayment of the promissory note during the Initial Public Offering. As such the Company has recorded a due from Sponsor on the unaudited condensed balance sheet for this amount.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would be paid upon consummation of a Business Combination, without interest or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans for each such person may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the Sponsor. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026 and December 31, 2025, there are no Working Capital Loans outstanding.

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

JUNE 30, 2026

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

NOTE 7 — SHAREHOLDER’S DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and December 31, 2025, there were 442,500 Class A ordinary shares issued and outstanding, excluding 11,500,000 shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. On September 26, 2025, the underwriter fully exercised its over-allotment option. As a result of the full exercise by the underwriter, 500,000 founder shares are no longer subject to forfeiture, resulting in the Sponsor holding 3,833,333 founder shares as of June 30, 2026 and December 31, 2025.

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

As of June 30, 2026 and December 31, 2025, there are a total of 11,867,500 rights outstanding.

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

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value on as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$118,179,368	$116,149,606

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

	June 30, 2026	December 31, 2025
Cash	$708,065	$947,868
Cash and marketable securities held in Trust Account	$118,179,368	$116,149,606

EMMIS ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

	For the Three Months Ended June 30,		For The Six Months Ended June 30,	For the Period from March 21, 2025 (Inception) Through June 30,
	2026	2025	2026	2025
General and administrative costs	$142,151	$22,780	$307,640	$22,780
Interest earned on cash and marketable securities held in Trust Account	$891,039	$—	$2,029,762	$—

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

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date, up to August 6, 2026, the date that the unaudited condensed financial statements were issued. Based upon this review, other than as noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from March 21, 2025 (inception) through June 30, 2026 were organizational activities, those necessary to prepare for the IPO, described below, and identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination agreement. We generate non-operating income in the form of interest income on marketable securities held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had a net income of $748,888, which consists of interest income on cash and marketable securities held in the trust account of $891,039, offset by operating costs of $142,151.

For the three months ended June 30, 2025, we had a net loss of $22,780, which consisted of general and administrative costs.

For the six months ended June 30, 2026, we had a net income of $1,722,122, which consists of interest income on cash and marketable securities held in the trust account of $2,029,762, offset by operating costs of $307,640.

For the period from March 21, 2025 (inception) through June 30, 2025, we had a net loss of $22,780, which consisted of general and administrative costs.

Liquidity, Capital Resources and Going Concern

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

For the six months ended June 30, 2026, cash used in operating activities was $239,813. Net income of $1,722,122 was affected by interest earned on cash and marketable securities held in the trust account of $2,029,762. Changes in operating assets and liabilities provided $67,827 of cash for operating activities.

For the period from March 21, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $22,780 and payment of general and administrative costs through promissory note – related party of $22,780 for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $118,179,368 (including approximately $3,179,368 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less income taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $708,065. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Management believes that the Company has sufficient funds to meet its working capital needs through the mandatory liquidation date. However, because the Company is required to complete its initial Business Combination or obtain an extension of the Combination Period by March 26, 2027, which falls within one year from the date these condensed financial statements are issued, or otherwise cease operations and liquidate, management has concluded that substantial doubt exists about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

EMMIS ACQUISITION CORP.

Date: August 6, 2026	By:	/s/ Peter Goldstein
	Name:	Peter Goldstein
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 6, 2026	By:	/s/ David Lowenstein
	Name:	David Lowenstein
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)